Form 10-Q
period 2019-06-30
VIVI HOLDINGS, INC.
filed 2019-08-26
CIK 1748401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-56009

Vivi Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	81-3401645 (IRS Employer Identification No.)
951 Yamato Road, Suite 101Boca Raton, Florida (Address of principal executive offices)	33431 (Zip Code)

Registrant’s telephone number, including area code: (561) 717-4138

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes [ ]  No [X ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ]  No [X]

As of August 10, 2019, there were 98,949,208 shares of the registrant’s common stock outstanding.

VIVI HOLDINGS, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2019

VIVI Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

June 30, 2019 and December 31, 2018

(UNAUDITED)

ASSETS

	June 30, 2019	Dec 31, 2018
	Unaudited	Audited
Current Assets:
Cash and Cash Equivalents	$3,942,420	$7,611,931
Accounts Receivable	185,484	146,461
Prepaid Expenses	2,618	5,506
Customer Cash Held on Deposit	132,953	—
Customer Advances	339,989	—
Other Current Assets	239,854	24,041
Total Current Assets	4,843,318	7,787,939

Non-Current Assets:
Property, Plant and Equipment (Net)	149,276	102,862
Intangible Assets (net)	416,068	481,109
Right of Use Assets	304,996	—
Software IP (net)	891,334	—
Other Assets	12,750	77,295
Deposits	34,595	34,556
Total Non-Current Assets	1,809,019	695,822

TOTAL ASSETS	$6,652,337	$8,483,761

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$659,116	$318,674
Accrued Expenses	719,346	377,993
Accrued Expenses – Related Party	20,592	15,000
Customer Advances	398,619	—
Right-of-Use Liabilities - Current	169,215	—
Current Portion – Long Term Debt	5,721	—
Total Current Liabilities	1,972,609	711,667

Right-of-Use Liabilities	136,827	—
Long Term Debt	33,998	—

TOTAL LIABILITIES	2,143,434	711,667

STOCKHOLDERS’ EQUITY
Preferred Stock, Series A, $0.001 par value, 1,000 shares
authorized, 1,000 shares issued and outstanding	1	1
Preferred Stock, Series B, $0.001 par value, 10,000 shares
authorized, 10,000 shares issued and outstanding	10	10
Preferred Stock, $0.001 par value, 20,000,000 shares
authorized, no shares issued and outstanding	—	—
Common Stock, $0.001 par value, 480,000,000 shares
authorized, 96,259,209 and 93,980,312 shares issued and outstanding	96,259	93,980
Additional Paid In Capital	397,060,255	372,873,862
Common Stock to be Issued	12,362,513	—
Other Comprehensive Income	(1,158)	116,654
Treasury Stock	(1,129,734)	(1,129,734)
Retained Deficit	(403,879,243)	(364,182,679)
TOTAL STOCKHOLDERS’ EQUITY	4,508,903	7,772,094

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,652,337	$8,483,761

The accompanying notes are an integral part of these consolidated financial statements.

VIVI Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2019 and 2018

(UNAUDITED)

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018

Revenues-Third Party	$185,733	$—	$468,946	$—
Revenues- Related Party	—	243,524	—	509,301
Total Revenues	185,733	243,524	468,946	509,301
Cost of Revenues	41,358	276,429	270,505	474,801
Gross Profit	144,375	(32,905)	198,441	34,500

Operating Expenses
Depreciation and Amortization	24,225	14,098	95,590	27,236
Rent and Lease Expense	107,742	86,311	124,156	132,932
Personnel, Consulting and Labor costs	424,478	482,972	619,225	845,177
Professional Fees	62,145	63,601	122,527	98,181
General and Administrative	20,544,958	13,713,982	34,290,278	42,747,588
Total Operating Expenses	21,163,548	14,360,964	35,251,776	43,851,114

Total Operating (Loss)	(21,019,173)	(14,393,869)	(35,053,335)	(43,816,614)

Other Income (Expense)
Other Income	1,054	1,270	2,324	124
Interest Expense	(1,239)	(1,733)	(2,972)	(1,393)
Exchange Rate Gain/Loss	(1,102)	—	(1,102)	—
Impairment of Assets	—	(1,730,775)	(4,635,000)	(12,775,005)
Total Other Income (Expense)	(1,287)	(1,731,238)	(4,636,750)	(12,776,274)
NET (LOSS) BEFORE INCOME TAX	(21,020,460)	(16,125,107)	(39,690,085)	(56,592,888)

Provision for Income Tax	(132)	(6,347)	(6,479)	—

NET (LOSS)	$(21,020,592)	$(16,131,454)	$(39,696,564)	$(56,592,888)

OTHER COMPREHENSIVE (LOSS):
Net (Loss) per Above	(21,020,592)	(16,131,454)	(39,696,564)	(56,592,888)
Foreign Currency Translation	121,605	(237,029)	(117,812)	25,759
TOTAL OTHER COMPREHENSIVE (LOSS)	$121,605	$(237,029)	$(117,812)	$(25,759)

TOTAL COMPREHENSIVE (LOSS)	$(20,898,987)	$(16,368,483)	$(39,814,376)	$(56,567,129)

BASIC and DILUTED:
Weighted Average Shares Outstanding	95,415,057	82,360,222	96,355,403	84,511,540
Earnings (Loss) per Share	$(0.22)	$(0.20)	$(0.38)	(0.67)

The accompanying notes are an integral part of these consolidated financial statements.

VIVI Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2019

(UNAUDITED)

Three Months Ended June 30, 2019

	Preferred Stock		Preferred Stock				Additional	Common	Other
	Series A		Series B		Common Stock		Paid-In	Stock	Comp.	Treasury	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	to be Issued	Income	Stock	Deficit	Total
Balance, March 31, 2019	1,000	$1	10,000	$10	95,986,775	$95,987	$390,208,295	$-	$(120,375)	$(1,129,734)	$(380,293,574)	$8,760,610

Common Stock Issued for:
Services					272,434	272	2,042,983	12,362,513				14,405,768
Contracts
Technology
Stock Option Expense							4,808,977					4,808,977
Other Comprehensive Income									119,217			119,217

Net Income											(23,585,669)	(23,585,669)
Balance, June 30, 2019	1,000	$1	10,000	$10	96,259,209	$96,259	$397,060,255	$12,362,513	$(1,158)	$(1,129,734)	$(403,879,243)	$4,508,903

					Six Months Ended June 30, 2019

	Preferred Stock		Preferred Stock				Additional	Common	Other
	Series A		Series B		Common Stock		Paid-In	Stock	Comp.	Treasury	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	to be Issued	Income	Stock	Deficit	Total
Balance, December 31, 2018	1,000	$1	10,000	$10	93,980,312	$93,980	$372,873,862	$-	$116,654	$(1,129,734)	$(364,182,679)	$7,772,094

Common Stock Issued for:
Services					1,660,897	1,661	12,455,059	12,362,513				24,819,233
Contracts					618,000	618	4,634,382					4,635,000
Common Stock to be Issued
Stock Option Expense							7,096,952					7,096,952
Other Comprehensive Income									(117,812)			(117,812)

Net Income											(39,696,564)	(39,696,564)
Balance, June 30, 2019	1,000	$1	10,000	$10	96,259,209	$96,259	$397,060,255	$12,362,513	$(1,158)	$(1,129,734)	$(403,879,243)	$4,508,903

The accompanying notes are an integral part of these consolidated financial statements.

VIVI Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2018

(UNAUDITED)

Three Months Ended June 30, 2018

	Preferred Stock A		Preferred Stock B		Common Stock		Stock	Stock to	Paid-In	Comp.	Treasury	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	be Issued	Capital	Income	Stock	Earnings	Totals
BALANCE AT March 31, 2018	1,000	-	-	-	81,767,200	81,767	-	16,898,580	157,607,177	(8,600)	(469,954)	(172,778,929)	1,330,041

Common Stock Issued for Services					4,075,800	4,076			30,564,424				30,568,500
Preferred Stock Issued for Services							-	(16,898,580)					(16,898,580)
Common Stock Issued for Stock Receivable					666,667	667	(5,000,000)		4,999,333				-
Common Stock Issued for Licenses					603,334	603			4,524,402				4,525,005
Common Stock Issued for Technology					1,100,000	1,100			8,248,900				8,250,000
Other Comprehensive Income										35,958			35,958
Net Income												(27,169,898)	(27,169,898)

BALANCE AT June 30, 2018	1,000	-	-	-	88,213,001	88,213	(5,000,000)	-	205,944,236	27,358	(469,954)	(199,948,827)	641,026

Six Months Ended June 30, 2018

							Common		Other
							Stock	Paid In	Comp.	Treasury	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Capital	Income	Stock	Earnings	Total

Balance, December 31, 2017	1,000	$1	-	$-	80,185,000	$80,185	$-	$145,742,259	$1,599	$(469,954)	$(127,605,939)	$1,998,150

Common Stock Issued for:
Services					5,658,000	5,658		42,429,342				42,435,000
Stock Receivable					666,667	667	(5,000,000)	4,999,333				-
Licenses					603,334	603		4,524,402				4,525,005
Technology					1,100,000	1,100		8,248,900				8,250,000
Other Comprehensive Income									25,759			25,759

Net Income											(56,592,888)	(56,592,888)
Balance, June 30, 2018	1,000	$1	-	$-	88,213,001	$88,213	$(5,000,000)	$205,944,236	$27,358	$(469,954)	$(199,948,827)	$641,026

The accompanying notes are an integral part of these consolidated financial statements.

VIVI Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flow

For the Six Months Ended June 30, 2019 and 2018

(UNAUDITED)

	Six Months Ended	Six Months Ended
	June 30, 2019	June 30, 2018
Cash Flows (used by) Operating Activities:
Net Income (Loss)	$(39,696,564)	$(56,592,888)
Adjustments to reconcile net income (loss) to net cash
(used by) operating activities:
Depreciation and Amortization	95,590	27,236
Common Stock Issued for Services	24,819,233	42,435,000
Impairment Expense	4,635,000	12,775,005
Stock Option Expense	7,096,952	—
Changes in assets and liabilities:
Accounts Receivable	(37,727)	—
Prepaid Expenses	2,937	664
Customer Cash Held for Deposit	(132,953)	—
Other Current Assets	(555,608)	(26,895)
Miscellaneous Receivables	—	—
Other Assets	(7,603)	(33,217)
Right-of-Use Assets	306,042	—
Right-of-Use Liabilities	(304,996)
Accounts Payable	339,255	152
Accrued Expenses	763,648	70,585
Accrued Expenses – Related Party	(21,361)	(2,347)
Net cash (used by) operating activities	(2,698,155)	(1,346,705)

Cash Flows from (used in) Investing Activities:
Cash Paid for IP Development	(891,334)	—
Purchase of Property, plant and equipment	(76,962)	(13,236)
Total from Investing Activities:	(968,296)	(13,236)

Cash Flows from (used in) Financing Activities:
Proceeds from Notes Payable	40,776	—
Payments on Notes Payable	(1,057)	—
Net cash from financing activities	39,719	—

Effect of Currency Exchange	(42,779)	25,759
NET INCREASE (DECREASE) IN CASH	(3,669,511)	(1,334,182)
CASH AT BEGINNING OF PERIOD	7,611,931	1,962,240

CASH AT END OF PERIOD	$3,942,420	$628,058

SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$6,479	$—
Interest paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

VIVI HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

June 30, 2019

Unaudited

NOTE 1 – NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Activities, History and Organization

Vivi Holdings, Inc. (The “Company”, “Vivi Holdings”) was organized on June 24, 2016, as a Delaware corporation. The Company is in the technology business providing and managing prepaid card programs, offering global telecommunications services and innovative technical solutions and provides financial technology solutions to clients and partners to conduct electronic commerce seamlessly across in-store, online, and mobile channels, which include integration to cloud-based technology platforms.

The Company operates through its wholly owned subsidiaries in the United States, Brazil and Mexico. Vivi Pay, Inc., Vivi Assets, Inc., ViviTech, LLC, and Image Access, Inc. are wholly owned United States subsidiaries. Vivi Asset Consultoria de Negocios e Investimentos Sociedade Anomina, ViviPay Servicos e Intermediacoes Sociedade Anomina,ViviCard Administradora de Cartoes S/A and ViviTech Desenvolvimento de Softwares SA are subsidiaries in Brazil. ViviPay Mexico, Sociedad Anomina de Capital Variable is a Mexican subsidiary.

Vivi Holdings is a fintech provider of technology services and payment solutions through its proprietary technology to its clients to allow them to more efficiently manage their payments, across multiple payment channels. The Company serves a diverse set of clients offering payment solutions tailored to their specific needs, while supporting various clients including large enterprises, government and regulated industries, small and medium sized businesses and eCommerce businesses. The Company markets its services through diverse distribution channels, including multiple referral partners and shared revenue arrangements.

Significant Accounting Policies

The Company’s management selects accounting principles generally accepted in the United States of America and adopts methods for their application. The application of accounting principles requires the estimating, matching and timing of revenue and expense. The accounting policies used conform to generally accepted accounting principles which have been consistently applied in the preparation of these financial statements.

The financial statements and notes are representations of the Company’s management which is responsible for their integrity and objectivity. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud.  The Company’s system of internal accounting control is designed to assure, among other items that: 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods presented.

Basis of Presentation

The Company prepares its financial statements on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States.

Principles of Consolidation

The financial statements include the accounts of Vivi Holdings, Inc. and its subsidiaries. All significant inter-company transactions have been eliminated.  All amounts are presented in U.S. Dollars unless otherwise stated.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.  At times, cash balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The carrying amount approximates fair market value.

Accounts Receivable and Allowances for Doubtful Accounts

The allowance for accounts receivable is recorded when receivables are considered to be doubtful of collection. As of June 30, 2019 and December 31, 2018, no allowance has been made.

Property

The Company leases a 5,459 square feet of office headquartered in Florida and the Company leases four offices in Brazil of 527, 507, 1,085 and 2,030 square feet, respectively.

Advertising Costs

Advertising and marketing costs are expensed as incurred and included in selling, general and administrative expenses. The Company incurred advertising and marketing costs of $146,042 and $55,464 in the six months ended June 30, 2019 and 2018, respectively.

Intangible Assets

In accordance with ASC 350, Intangibles—Goodwill and Other, the Company tests goodwill for impairment for each reporting unit on an annual basis, or when events occur or circumstances indicate the fair value of a reporting unit is below its carrying value. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that implied fair value of the goodwill within the reporting unit is less than its carrying value. The Company performed its most recent annual goodwill impairment test for all reporting units as of June 30, 2018 using market data and discounted cash flow analyses. Based on this analysis, it was determined that the fair value of all reporting units was substantially in excess of the carrying value. There have been no other events or changes in circumstances subsequent to the testing date that would indicate impairment of these reporting units as of June 30, 2019.

Intangible assets consist of acquired customer relationships, trade names, customer portfolios and related assets that are amortized over their estimated useful lives. The Company reviews finite lived intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. As of June 30, 2019, there have been no such events or circumstances that would indicate potential impairment of finite lived intangible assets.

The Company entered into an Agreement and paid $515,301 for a license agreement which is being amortized over four years. For the six months ended June 30, 2019 and 2018 the Company had recorded amortization expense of $65,041 and $0 for this license, respectively.

The Company purchased licenses and certain technology important to complementing or complement their digital network. These intangible assets were valued at the market price of the common stock issued, and if there is no trading price, the most readily determinable fair market value of shares issued, whichever can be objectively determined. The Company sold common stock to an investor for cash in October 2016 and July and September 2018 at $7.50 per share. These sales provided the most readily determinable value for the shares and all shares issued for services were valued at this price.

The Company developed intellectual property intended to be resold and capitalized $891,334 of these costs in accordance with ASC350.

Additionally, these assets are examined for impairment in accordance with ASC 360. Impairment is recorded when an asset’s carrying amount is not recoverable. An asset is not recoverable if the carrying amount exceeds the expected future cash flows to be derived from the asset on a non-discounted basis.

Income Taxes

The Company accounts for income taxes under ASC 740 “Income Taxes” using the liability method, recognizing certain temporary differences between the financial reporting basis of liabilities and assets and the related income tax basis for such liabilities and assets. This method generates either a net deferred income tax liability or asset for the Company, as measured by the statutory tax rates in effect. The Company derives the deferred income tax charge or benefit by recording the change in either the net deferred income tax liability or asset balance for the year. The Company records a valuation allowance against any portion of those deferred income tax assets when it believes, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized.

Use of Estimates

In order to prepare financial statement in conformity with accounting principles generally accepted in the United States, management must make estimates, judgments and assumptions that affect the amounts reported in the financial statements and determines whether contingent assets and liabilities, if any, are disclosed in the financial statements. The ultimate resolution of issues requiring these estimates and assumptions could differ significantly from resolution currently anticipated by management and on which the financial statements are based.

Foreign Operations

The Company operated almost exclusively in Brazil in 2019 and 2018. In the six months ended June 30, 2019 we generated $463,109 from providing software development and technical services and $5,837 from digital transaction fees where our net assets at June 30, 2019 in Brazil were $431,435. In 2018, the Company generated 100% of its income in Brazil of $509,301 – all related party - from providing software development and technical services and $0 from digital transaction fees.

Revenue Recognition

The Company recognizes revenue under ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASC 606”). The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods and services transferred to the customer. The following five steps are applied to achieve that core principle:

Step 1: Identify the contract with the customer

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to the performance obligations in the contract

Step 5: Recognize revenue when the company satisfies a performance obligation

Because the Company’s sales agreements generally have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations.

Revenue is recognized net of taxes collected from clients, which are subsequently remitted to governmental authorities.

The Company recognizes revenues from transaction activities and other services.

The Company’s core performance obligations are to provide electronic payment solutions and electronic processing services including the capture, transmission, processing and settlement of transactions carried out using credit, debit and white label cards, as well as fees for other services. The Company also invoices clients for software development. The Company’s agrees to perform an unknown or unspecified quantity of tasks for its clients and the consideration received is contingent upon the clients’ use (i.e., number of payment transactions processed, number of cards on file, etc.); as such, the total transaction price is variable. The Company allocates the variable fees charged to the day in which it has the contractual right to bill its clients.

Revenue from transaction activities is recognized net of interchange fees retained by card issuers and assessment fees paid to payment scheme networks, which are pass-through charges collected on their behalf, as the Company does not bear the significant risks and rewards of the authorization, processing and settlement services provided by the payment scheme networks and card issuers.

The Company is an agent in the authorization, processing and settlement of payment transactions as it does not bear the significant risks and rewards of those services as follows:

•	The Company facilitates the acquisition of payment information and management of the client relationship, it is not primarily responsible for the authorization, processing and settlement services performed by payment schemes networks and card issuers;

•	The Company has no latitude to establish the assessment and interchange fees, which are set by the payment scheme networks. The Company generally has the right to increase its client discount rate to protect its net commission when interchange and assessment fees are increased by payment schemes networks;

•	The Company does not collect the interchange fee that is retained by the card issuer and effectively acts as a clearing house in collecting and remitting assessment fees and payment settlements on behalf of payment scheme networks and clients; and

•	The Company does not bear credit risk of the cardholder (i.e., the client’s customer). It does bear credit risk from the card issuer for the payment settlement and assessment fees. Card issuers are qualified by the payment scheme networks and are generally high credit quality financial institutions. Receivables can be considered to be collateralized by the cardholder’s invoice settlement proceeds. As such, the Company’s exposure to credit risk is generally low.

The Company provides (i) electronic business automatization solutions, (ii) operating leases of electronic capture equipment to clients, net of withholding taxes, and (iii) software development services.

The Company plans to start leasing equipment to customers. At that time, the Company will account for equipment rental as a separate performance obligation and recognizes the revenue at its standalone selling price, considering that rental is charged as a fixed monthly fee. Revenue is recognized within net revenue on a straight-line basis over the contractual lease term, beginning when the client obtains control of the equipment lease. The Company does not manufacture equipment, but purchases equipment from third-party vendors and holds the hardware in property & equipment until leased to a customer.

Contracts with Multiple Performance Obligations

The Company’s contracts with its clients can consist of multiple performance obligations and the Company accounts for individual performance obligations separately if they are distinct. When equipment or services are bundled in an agreement with a client, the components are separated using the relative stand-alone selling price of the components which is based on the Company’s customary pricing for each element in separate transactions or expected cost plus a margin. In limited situations, the relative stand-alone selling price for an element that cannot be assessed on one of the previous basis, revenue is first allocated to the element where relative stand-alone selling price has been established and the residual amount would be allocated to the element with no relative stand-alone selling price.

The Company adopted ASC 606, Revenue from Contracts with Customers (ASC 606) on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption.

Service warranty

The Company does not warranty any of the work it provides under software development contracts.

Stock-Based Compensation

The Company accounts for stock for services and stock-based compensation at fair value as prescribed in ASC 718. The Company accounts for stock issued for compensation under the guidance in ASC 505 and ASC 718 where share-based payment awards are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever can be more reliably measured. Shares issued under ASC 505 or ASC 718 were issued to employees or advisors in exchange for open ended services which are provided on an as needed basis. The Company sold common stock to an investor for cash in October 2016 and July 2018 at $7.50 per share. The Company considered these transactions along with shares sold for cash and determined that the cash-based transactions were the most readily determinable value.

For the six months ended June 30, 2019 and 2018 total common stock share-based compensation expense was $24,819,233 and $42,435,000, respectively, with an additional charge in the 2019 period for stock option expense of $7,096,952.

Reclassification of Comparative Amounts

Certain comparative amounts for the prior year have been reclassified to conform to current-year classifications. Such reclassifications had no material effect on net income or stockholders’ equity.

Per Share Amounts

Earnings per share are calculated in accordance with ASC 260 “Earnings per Share”.  The weighted average number of common shares outstanding during each period is used to compute basic earnings (loss) per share.  Diluted earnings per share are computed using the weighted average number of shares and potentially dilutive common shares outstanding.   Potentially dilutive common shares are additional common shares assumed to be exercised.  Potentially dilutive common shares consist of stock options and convertible preferred shares and convertible notes and are excluded from the diluted earnings per share computation in periods where the Company has incurred a net loss, as their effect would be considered anti-dilutive.

As the Company incurred a net loss during the periods ended June 30, 2019 and 2018, the basic and diluted loss per common share is the same amount, as any common stock equivalents would be considered anti-dilutive and, therefore, have been excluded from the computation.

Concentrations of risk

Our cash, cash equivalents, accounts receivable, loans and interest receivable, and funds receivable and customer accounts are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality. From time to time, we may also have corporate deposit balances with financial services institutions which exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000. As part of our cash management process, we perform periodic evaluations of the relative credit standing of these financial institutions. Our accounts receivable are derived from revenue earned from customers internationally. During the years ended December 31, 2018 and 2017, two customers accounted 51% and 16% of revenues. The customer accounting for 51% is a company owned by our Chairman and thus is a related party. No other source of revenue represented more than 10% of our revenue.

Foreign Currency Translation

The functional currency for the subsidiaries of the Company in Brazil is the Brazilian Real. The functional currency for the subsidiaries of the Company in Mexico is the Mexico peso. As a result, in accordance with ASC 830, the financial statements of the subsidiaries have been translated or re-measured from Brazilian Real and Mexican Peso into U.S. dollars using (i) current exchange rates for monetary asset and liability accounts, (ii) historical exchange rates for nonmonetary asset and liability accounts, (iii) historical exchange rates for revenues and expenses associated with nonmonetary assets and liabilities and (iv) the weighted average exchange rate of the reporting period for all other revenues and expenses.  In addition, foreign currency translation gains and losses are reported as a separate component of stockholders’ equity comprehensive income (loss).

Fair Value of Financial Instruments

The ASC guidance for fair value measurements and disclosure establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy are described below:

Level 1 Inputs – Quoted prices for identical instruments in active markets.

Level 2 Inputs – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs – Instruments with primarily unobservable value drivers.

As of June 30, 2019 and 2018, the Company had no Level 3 inputs.

Recently Issued Accounting Pronouncements

Presentation of an Unrecognized Tax Benefit:    In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2013-11 related to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. The updated guidance requires an entity to net its unrecognized tax benefits against the deferred tax assets for the same jurisdiction’s net operating loss carryforward, a similar tax loss, or tax credit carryforwards. A gross presentation will be required only if such carryforwards are not available or would not be used by the entity to settle any additional income taxes resulting from disallowance of the uncertain tax position. The update was effective prospectively for the Company’s fiscal year beginning January 1, 2016. The new guidance affects disclosures only and the adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

Foreign Currency Matters:    In March 2013, the FASB issued ASU 2013-05 related to Foreign Currency Matters to clarify the treatment of cumulative translation adjustments when a parent sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. The updated guidance also resolves the diversity in practice for the treatment of business combinations achieved in stages in a foreign entity. The update was effective prospectively for the Company’s fiscal year beginning January 1, 2016. The updated guidance had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which modifies accounting for lessees by requiring the recording of right-of-use lease assets and lease liabilities for operating leases and disclosing key information about leasing arrangements. The Company is currently implementing the requirements of Topic 842, which is effective for the Company starting on January 1, 2019. Most of the Company’s operating leases are subject to this new standard whose impact will be reflected by an increase in the Company’s total assets and total liabilities relative to such amount prior to adoption. We adopted Topic 842 on January 1, 2019.

Revenue from Contracts with Customers:    In May 2016, ASC 606 was issued related to revenue from contracts with customers. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard will replace most existing revenue recognition guidance under GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The standard will be effective for the Company’s fiscal year beginning January 1, 2017, including interim reporting periods within that year. We adopted this FASB on January 1, 2017.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which enhances and clarifies the guidance on the classification and presentation of restricted cash in the statement of cash flows. Topic 230 will be effective in 2019 and its impact is dependent upon the level of restricted cash of the Company, which at this time is insignificant.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) which simplifies goodwill impairment testing by requiring that such periodic testing be performed by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company is currently evaluating the impact of Topic 350 on its consolidated financial statements and related disclosures, which is effective for fiscal years, including interim periods, beginning after December 15, 2019.

Fair Value Measurement: In 2018, the FASB issued amended guidance to remove, modify and add disclosure requirements for fair value measurements. This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted for any removed or modified disclosure requirements. Transition is on a prospective basis for the new and modified disclosures, and on a retrospective basis for disclosures that have been eliminated. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvement to Nonemployee Share-Based Payment Accounting, which is part of the FASB’s simplification initiative to maintain or improve the usefulness of the information provided to the users of financial statements while reducing cost and complexity in financial reporting. This update provides consistency in the accounting for share-based payments to nonemployees with that of employees. This update is effective for interim and annual reporting periods beginning after December 15, 2018, and the Company is currently evaluating its financial statement impact. In addition to the above, the Company has reviewed all other recently issued, but not yet effective, accounting pronouncements, and does not believe the future adoption of any such pronouncements will have a material impact on its financial condition or the results of its operations.

NOTE 2 – PROPERTY

The Company’s policy is to capitalize all property purchases over $1,000 and depreciates the assets over their useful lives of 3 to 7 years.

Property consists of the following at June 30, 2019 and December 31, 2018:

	June 30. 2019	December 31, 2018

Leasehold Improvements	$141,966	$141,966
Office furniture and fixtures	18,278	18,278
Office equipment	36,618	36,618
Computers	6,287	6,287
Vehicles	86,633	9,671
Sub-total	289,782	212,820
Less: Accumulated depreciation	(140,506)	(109,958)
Total Property	$149,276	$102,862

Depreciation has been provided over each asset’s estimated useful life.  Depreciation expense was $30,548 and $27,236 for the six months ended June 30, 2019 and 2018, respectively.

NOTE 3 – LEASES

Adoption of ASC Topic 842, “Leases”

On January 1, 2019, the Company adopted Topic 842 using the prospective transition method applied to leases that were in place as of January 1, 2019. Results for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under Topic 840. The Company’s leases consist of an operating lease that relates to real estate agreements entered into in December 2016 and equipment leases.

Practical Expedients and Elections

The Company elected the package of practical expedients permitted under the transition guidance, which allowed the Company to carryforward its historical lease classification, the Company’s assessment on whether a contract is or contains a lease, and its initial direct costs for any leases that exist prior to adoption of the new standard.

Discount Rate

To determine the present value of minimum future lease payments for operating leases at January 1, 2019, the Company was required to estimate a rate of interest that it would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment (the “incremental borrowing rate” or “IBR”).

The Company determined the appropriate IBR by identifying a reference rate and making adjustments that take into consideration financing options and certain lease-specific circumstances. For the reference rate, the Company used the most recent interest rate the Company is paying on an equipment purchase. The Company determined that 7.0% was an appropriate incremental borrowing rate to apply to its equipment leases and its real-estate operating leases.

The Company determines if a contract is or contains a lease at inception. As of June 30, 2019 the Company has both real estate leases and equipment leases. Variable lease costs consist primarily of variable common area maintenance, storage parking and utilities. The Company’s leases do not have any residual value guarantees or restrictive covenants.

As the implicit rate is not readily determinable for most of the Company’s lease agreements, the Company uses an estimated incremental borrowing rate to determine the initial present value of lease payments. These discount rates for leases are calculated using the Company’s interest rate of promissory notes.

The Company’s components of lease cost are as follows:

  Six Months Ended

June 30, 2019
Operating Leases	$150,643
Short Term Lease Costs	9,648
Variable Lease Costs	—
TOTAL	$160,291

Weighted average remaining lease term and weighted average discount rate are as follows:

Weighted Average Remaining Lease Term (Years) – Operating Leases	1.83
Weighted Average Discount Rate – Operating Leases	7.00%

Future minimum lease obligations are as follows for the six months ending December 31, 2019 and twelve months for each year thereafter:

YEAR
2019	$118,796
2020	98,594
2021	32,370
2022	992
Thereafter	-
TOTAL	$250,752

Right of use assets

Right of use assets are included in the unaudited condensed consolidated Balance Sheet are as follows:

June 30, 2019

Non-current assets
Right-of-use assets, operating leases, net of amortization	$304,996

Right-of-Use Liabilities	Amount
Disclosed as:
Current portion	$169,215
Non-current portion	136,827
$306,042

NOTE 4 – INTANGIBLE ASSETS

In 2018, the Company signed a license agreement with a sports franchise and paid two million Brazilian reais which equated to $515,301 US dollars. The forty-eight month agreement Commenced on October 1, 2018. The Contract provides for a split of revenues the Company generates from marketing under the Agreement and using the sports franchise logos after deducting direct costs of benefits, insurance, card management fees, acquisition costs and taxes. The revenue will be generated from prepaid card operation, fees on digital wallet transactions, gross margins of micro loans and revenue from POS terminals, if and when available.

In 2019, the Company developed intellectual property intended to be resold and capitalized $891,334 of these costs in accordance with ASC350.

Intangible Assets
Balance, December 31, 2017	$—
Purchase of Forty-Eight Month License Fee	515,301
Less: Accumulated Amortization	(34,192)
Net Intangible Assets, December 31, 2018	$481,109
Additions: Cash invested in IP Development	891,334
Less: Accumulated Amortization	(65,041)
Net Intangible Assets, June 30, 2019	$1,307,402

Amortization has been provided over the length of the license agreement or forty-eight months. Amortization expense was $65,041 and $34,192 for the six months ended June 30, 2019 and 2018, respectively.

NOTE 5 – OTHER ASSETS

In January 2019, the Company bought OwnCard Administradora de Cartoes S/A for 618,000 common shares and changed its name to ViviCard Administradora de Cartoes S/A. The Company has registered capital in Brazil of $312,681,518 ($81,275,109 USD at June 30, 2019) which is recognized as equity capital in Brazil and gives the Company the ability to use this capital for certain purposes in Brazil such as bidding on government contracts, capital if needed for surplus capital for financial transactions among other uses. The Company believes it will be beneficial as it will count as capital once the Company is required to have and maintain capital as a processor for financial transactions. The Company expensed the value of the 618,000 shares of $4,635,000.

NOTE 6 – STOCKHOLDERS’ EQUITY

Authorized Capital. The total number of shares of all classes of capital stock which the corporation shall have the authority to issue is 500,011,000 shares, consisting of (i) twenty million and eleven thousand (20,011,000) shares of Preferred Stock, par value $0.001 per share (“Preferred Stock”), of which one thousand (1,000) shares shall be designated as Series A Preferred Stock and 10,000 shares shall be designated as Series B Preferred Stock and 20,000,000 are unassigned to a specific class, and (ii) four hundred eighty million (480,000,000) shares of Common Stock, par value $.001 per share (“Common Stock”).

Series A Preferred Stock

The Company has designated 1,000 shares of its Preferred Stock as Series A, having a par value of $0.001 per share. Holders of the Series A Preferred Stock have the right to elect a majority of the Board of Directors of the Company. In June 2016, the Company issued 1,000 shares of Series A Preferred Stock to its CEO. At June 30, 2019 and December 31, 2018, there were 1,000 shares of Series A Preferred Stock outstanding.

Series B Preferred Stock

The Company has designated 10,000 shares of its Preferred Stock as Series B, having a par value of $0.001 per share. Holders of the Series B Preferred Stock have the right to convert into what would equal ten percent of the outstanding common stock of the company. At June 30, 2019 and December 31, 2018, there were 10,000 shares of Series B Preferred Stock outstanding, respectively.

In April 2018, the Company authorized the issuance 10,000 shares of Series B Preferred Stock to its CEO at such time the designation is filed and accepted by the State of Delaware. The designation was filed and accepted by the State of Delaware on October 8, 2018. This issuance resulted in a charge of $77,893,314 that is reflected in the financial statements as of the date the filing in Delaware was completed.

Separate Series; Increase or Decrease in Authorized Shares. The shares of each series of Preferred Stock may vary from the shares of any other series thereof in any or all of the foregoing respects and in any other manner. The Board of Directors may increase the number of shares of Preferred Stock designated for any existing series by a resolution adding to such series authorized and unissued shares of Preferred Stock not designated for any other series. Unless otherwise provided in the Preferred Stock Designation, the Board of Directors may decrease the number of shares of Preferred Stock designated for any existing series by a resolution subtracting from such series authorized and unissued shares of Preferred Stock designated for such existing series, and the shares so subtracted shall become authorized, unissued and undesignated shares of Preferred Stock.

Common Stock

The Company is authorized to issue 480,000,000 common shares at a par value 96,259,209 of $0.001 per share. These shares have full voting rights. At June 30, 2019 and December 31, 2018, there were 96,259,209 and 93,980,312 shares issued and outstanding, respectively. No dividends were paid for the periods ended June 30, 2019 and December 31, 2018.

2019 Common Stock Issuances

During the six months ended June 30, 2019, the Company issued 1,660,897 shares for services and 618,000 for a subsidiary with social capital as detailed below.

2019 Common Stock Activity

On February 5, 2019, the Company, relying upon Regulation S, issued 38,462 common shares for employment related services to one foreign consultant for services provided to the Company.

On February 28, 2019, the Company, relying upon Regulation S, issued 618,000 common shares to one foreign person as consideration for 100% of the outstanding capital of a Brazilian company.

On March 27, 2019, the Company, relying upon Section 4(9)(2) of the Securities Act, issued 100,000 common shares to one U.S. employee for services provided to the Company.

On March 31, 2019, the Company, relying upon Regulation S, issued 750,000 common shares to two foreign employees and one foreign consultant and 500,000 to one U.S. entity as consideration for services provided to the Company.

On March 31, 2019, the Company, relying upon Regulation S, issued 41,665 common shares to one foreign person for services provided to the Company.

At June 30, 2019, the Company expensed 1,648,334 shares of common stock for services which had not been issued on June 30, 2019.

	Services	Technology	Assigned Value Per Share	Valuation
Technology Assets		618,000	$7.50	4,635,000
Services – Employees	2,280,000		$7.50	17,100,000
Services – Consultants	1,029,231		$7.50	7,719,233
	3,309,231	618,000		29,454,233

2018 Common Stock Issuances

During the twelve months ended December 31, 2018, the Company issued 16,863,444 shares for services, 1,703,334 for technology and 1,333,334 for cash as detailed below and also received back 5,885,000 from shareholders for cancellation which were reissued as part of the 16,863,444.

2018 Common Stock Activity

On March 31, 2018, the Company, relying upon Regulation S, issued 1,582,200 common shares for employment related services to forty-six foreign employees for services provided to the Company.

On April 2, 2018, the Company, relying upon Regulation S, issued 500,000 common shares for employment related services to one foreign employee for services provided to the Company.

On April 2, 2018, the Company, relying upon Regulation S, issued 403,334 common shares to four foreign persons as consideration for the receipt of technology assets to integrate into the Company’s digital platform to two foreign persons.

On April 30, 2018, the Company, relying upon Regulation S, issued 200,000 common shares to one foreign person as consideration for the receipt of technology assets to integrate into the Company’s digital platform.

On April 30, 2018, the Company, relying upon Rule 701 of the Securities Act, issued 100,000 common shares for employment related services to one U.S. employee for services to the Company.

On April 30, 2018, the Company, relying upon Regulation S, issued 140,000 common shares for employment related services to fourteen foreign employees for services provided to the Company.

On April 30, 2018, relying upon Regulation S, the Company issued 30,000 for services to three foreign persons provided to the Company.

On May 10, 2018, the Company, relying upon Regulation S, issued 1,000,000 common shares for employment related services to two foreign consultants for services provided to the Company.

On May 15, 2018, the Company, relying upon Regulation S, issued 380,000 common shares for employment related services to three foreign employees for services provided to the Company, and relying upon Regulation S, the Company issued 200,000 to one foreign person for services provided to the Company.

On June 1, 2018, the Company, relying upon Regulation S, issued 1,100,000 common shares to one foreign person as consideration for receipt of technology assets to integrate into the Company’s digital platform.

On June 1, 2018, the Company, relying upon Regulation S, issued 755,800 common shares for employment related services to three foreign employees for services provided to the Company.

On June 1, 2018, relying upon Regulation S, the Company issued 500,000 for services to two foreign persons for services provided to the Company.

On June 1, 2018, relying upon Regulation S, the Company issued 100,000 for services to one foreign person for services provided to the Company.

On June 1, 2018, relying upon Regulation S, the Company issued 15,000 for services to two foreign persons for services provided to the Company.

On June 21, 2018, the Company, relying upon Regulation S, issued 1,000,000 common shares for employment related services to one foreign person for services provided to the Company.

On June 21, 2018, the Company, relying upon Section 4(a)(2), issued 100,000 common shares for services to one U.S. entity for services provided to the Company.

On July 12, 2018, the Company, relying upon Section 4(a)(2) of the Securities Act, issued 400,000 common shares for consulting related services to two U.S. entities for consulting services provided to the Company.

On July 16, 2018, the Company, relying upon Section 4(a)(2) of the Securities Act, issued 666,667 common shares to one U.S. person for total cash consideration of $5,000,000 at a purchase price of $7.50 per share.

On July 26, 2018, the Company, relying upon Section 4(a)(2) of the Securities Act, issued 750,000 common shares for consulting related services to one U.S. entity for services provided to the Company, and, relying on Regulation S issued 300,000 common shares to one foreign person for services provided to the Company, and relying on Regulation 701, issued 50,000 to one U.S. person for services provided to the Company.

On July 26, 2018, the Company, relying upon Section 4(a)(2) of the Securities Act, issued 500,000 common shares for consulting related services to one U.S. person for services provided to the Company.

On August 11, 2018, the Company, relying upon Section 4(a)(2) of the Securities Act, issued 1,500,000 common shares for consulting related services to two U.S. persons.

On August 11, 2018, the Company, relying upon Regulation S, issued 200,000 common shares for consulting related services to one foreign entity.

On August 23, 2018, the Company, relying upon Section 4(a)(2) of the Securities Act, issued 500,000 common shares for consulting related services to one foreign employee.

On August 23, 2018, the Company, relying upon Rule 701 of the Securities Act, issued 500,000 common shares for consulting related services to one U.S. person for services provided to the Company.

On August 30, 2018, the Company, relying upon Regulation S, issued 500,000 common shares for services to eleven foreign employees for services provided to the Company.

On September 13, 2018, the Company, relying upon Rule 701 of the Securities Act, issued 500,000 common shares for consulting related services to one U.S. person for services provided to the Company.

On September 13, 2018, the Company, relying upon Section 4(a)(2) of the Securities Act, issued 666,667 common shares to one U.S. investor for total cash consideration of $5,000,000 at a purchase price of $7.50 per share.

On September 14, 2018, the Company, relying upon Regulation S, issued 100,000 common shares for employment related services to one foreign person and relying on Rule 701 of the Securities Act, issued 20,000 common shares to one U.S. persons for services provided to the Company.

On September 30, 2018, the Company, relying upon Regulation S, issued 300,000 common shares for employment related services to one foreign employee.

On September 30, 2018, the Company, relying upon Regulation S, issued 500,000 common shares for employment related services to three U.S. persons and one U.S. entity.

On September 30, 2018, the Company, relying upon Regulation S, issued 1,692,308 common shares for employment and consulting related services to three foreign employees, and, relying on Rule 701 of the Securities Act, issued 100,000 common shares to one U.S. employee for employment services provided to the Company and relying on Section 4(a)(2) of the Securities Act, issued 1,000,000 common shares for consulting related services to one U.S. entity for services provided to the Company.

On September 30, 2018, the Company, relying upon Section 4(a)(2) of the Securities Act, issued 83,333 common shares for consulting related services to one foreign person.

On December 12, 2018, the Company, relying upon Regulation S, issued 390,000 common shares for consulting related services to six foreign consultants and, relying upon Section 4(a)(2) of the Securities Act, issued 100,000 common shares for consulting services to one U.S. entity.

On December 12, 2018, the Company, relying upon Regulation S, issued 50,000 common shares for consulting related services to one foreign consultant.

On December 31, 2018, the Company, relying upon Section 4(a)(2) of the Securities Act, issued 300,000 common shares for consulting services to one U.S. entity.

On December 31, 2018, the Company, relying upon Section 4(a)(2) of the Securities Act, issued 125,002 common shares for consulting related services to one foreign person.

The following table summarizes these issuances in 2018:

	Services	Assets/Technology	Cash	Assigned Value per Share	Valuation
Assets		1,703,334		$7.50	12,775,005
Cash			1,333,334	$7.50	10,000,000
Services – Employees	6,550,309			$7.50	49,127,317
Services – Consultants	10,313,335			$7.50	77,350,013
Total	16,863,644	1,703,334	1,333,334		149,692,140

Common Stock Options and Warrants

At December 31, 2018 the Company has no options or warrants outstanding. The Company had authorized the issuance of 500,000 in July 2018 to be vested over twelve months starting in August 2018.

NOTE 7 – IMPAIRMENT OF ASSETS

The Company has adopted ASC 360 “Property, Plant and Equipment”, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. Specifically, ASC 360 requires that a company recognize an impairment loss if, and only if, the carrying amount of a long-lived asset (asset group) is not recoverable from the sum of the undiscounted cash flows expected to result from the use and eventual disposal of the asset (the “Recoverable Amount”) and if the carrying amount exceeds the asset’s Fair Value. If it is determined that an asset is impaired, the amount of the impairment is equal to the difference between the carrying amount of the long-lived asset and the Fair Value of the asset.

In the six months ended June 30, 2019 and 2018, the Company purchased technology and or businesses that the Company determined enhanced its digital platform but needed to be fully impaired in those periods as follows:

Intangible assets:

	2019	2018
December 31, 2018	$—	—
Total 2019 Intangible Licenses and Technology Purchased	4,635,000	12,775,005
Less: Impairment	(4,635,000)	(12,775,005)
June 30, 2019, Net Intangible Licenses and Technology	$—	$—

NOTE 8 – RELATED PARTY TRANSACTIONS

In the twelve months ended December 31, 2018, the Company paid $2,347 in related party payables which were outstanding at December 31, 2017.

On April 30, 2018, the Company authorized the issuance of 10,000 of Series B Preferred Stock to the Company Chairman/CEO in 2018 for services. The 10,000 Series B Preferred Stock has the right to convert into ten percent of the common stock of the Company. The issuance was also approved by a majority of the stockholders. On October 8, 2018, the Company filed Amended and Restated Articles of Incorporation with the State of Delaware. In the Amended and Restated Articles the Company has designated 10,000 shares of its Preferred Stock as Series B, having a par value of $0.0001 per share. Holders of the Series B Preferred Stock have the right to convert into what would equal ten percent of the outstanding common stock of the company. At December 31, 2017, there were 0 shares of Series B Preferred Stock outstanding. In April 2018, the stockholders voted to issue the 10,000 Series B Preferred Stock to its Eugenio Santos at such time the designation is filed and accepted by the State of Delaware. The designation was filed and accepted by the State of Delaware on October 8, 2018 and accordingly, the shares are deemed issued to Eugenio Santos as of that date.

On September 19, 2018, the Company repurchased 200,000 common shares from its founder at $3.00 per share.

NOTE 9 – FOREIGN CURRENCY TRANSLATION

The functional currency for the subsidiaries of the Company is the Brazilian Real.  As a result, in accordance with ASC 830, the financial statements of the subsidiaries have been translated or re-measured from Brazilian Real into U.S. dollars using (i) current exchange rates for monetary asset and liability accounts, (ii) historical exchange rates for nonmonetary asset and liability accounts, (iii) historical exchange rates for revenues and expenses associated with nonmonetary assets and liabilities and (iv) the weighted average exchange rate of the reporting period for all other revenues and expenses.  In addition, foreign currency translation gains and losses are reported as a separate component of stockholders’ equity (comprehensive income (loss).

The financial statements of the subsidiaries should not be construed as representations that Brazilian Real have been, could have been or may in the future be converted into U.S. dollars at such rates or any other rates.

Relevant exchange rates used in the preparation of the financial statements for the subsidiaries are as follows as of June 30, 2019 and December 31, 2018 (Brazilian Real and Mexican Peso per one U.S. dollar):

		June 30, 2019	Dec 31, 2018
Exchange Rate at Period End – Brazil	Reais	3.847	3.881
Exchange Rate at Period End - Mexico	Pesos	19.153	19,650

Relevant exchange rates used in the preparation of the income statement portion of financial statements for the subsidiaries are as follows for the periods ended June 30, 2019 and December 31, 2018 (Brazilian Real and Mexican Peso per one U.S. dollar):

		June 30, 2019	Dec 31, 2018
Weighted Average Exchange Rate for – Brazil	Reais	3.844	3.656
Weighted Average Exchange Rate for – Mexico	Pesos	19.167	19.810

The Company recorded currency transaction effect in other comprehensive income of $(117,812) and $25,769 for the six months ending June 30, 2019 and 2018, respectively, in accordance with ASC 830-30-45-3.

NOTE 10 – SUBSEQUENT EVENTS

On August 5, 2019, the Company signed a stock purchase agreement, pursuant to which it issued 2,250,000 common shares to one U.S. entity in reliance on Section 4(a)(2) of the Securities Act.

On August 5, 2019, the Company issued 300,000 shares to one U.S. employees in reliance on Section 4(a)(2) of the Securities Act. The shares were issued as an employee sign-on bonuses.

Vivi Holdings, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis provides a review of the results of operations, financial condition and liquidity and capital resources of Vivi Holdings, Inc. (“Vivi Holdings”, “we”, “us”, “our” or the “company” refer to Vivi Holdings, Inc. and its consolidated subsidiaries) and outlines the factors that affected recent results, as well as factors that may affect future results. Our actual results in the future may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Risk Factors,”“ Forward-Looking Statements” and elsewhere in this Form 10-Q. The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Form 10-Q, as well as management’s discussion and analysis and consolidated financial statements for the year ended December 31, 2018 included in our Registration Statement on Form 10 filed May 7, 2019 with the Securities and Exchange Commission (the “SEC”).

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terminology, such as “may,” “will,” “should,”“could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “intend,” “potential” or “continue” or the negative of such terms or other comparable terminology, although not all forward-looking statements contain such terms. In addition, these forward-looking statements include, but are not limited to, statements regarding:

• our need for additional equity and debt capital financing to continue as a going concern, and the sources of such capital;

• our intent with respect to future dividends;

• our ability to successfully implement and execute our business plan; and

• our estimates with respect to certain accounting and tax matters.

These forward-looking statements reflect our current view about future events and are subject to risks, uncertainties and assumptions. Unless required by law, we do not intend to update any of the forward-looking statements after the date of this Form 10-Q or to conform these statements to actual results. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. A description of risks that could cause our results to vary, includes, but is not limited to, those appearing under the section titled “Risk Factors” in our Registration Statement on Form 10 filed May 7, 2019 with the SEC, and the following:

•	our ability to raise additional and sufficient capital;
•	our ability to react to developments, including technological changes, in the payments industry and to competitive threats;
•	our capital allocation decisions;
•	our ability to sufficiently increase our revenues and maintain expenses and cash capital expenditures at appropriate levels to permit us to meet our anticipated uses of liquidity for operations;
•	our ability to successfully estimate the impact of regulatory and litigation matters;
•	our ability to react to changes in demand for our products and services;
•	our ability to successfully manage the risks relating to political or economic conditions, inflation, tax laws, currency restrictions and exchange rate fluctuations, and legal or judicial systems;
•	the effectiveness of our internal control over financial reporting and our ability to remediate any future material weakness in our internal control over financial reporting; and
•	our ability to successfully estimate the impact of certain accounting and tax matters.

The following discussion should be read together in conjunction with the accompanying unaudited condensed financial statements and related notes hereto and the audited financial statements and notes to those statements contained in the Registration Statement on Form 10 filed May 7, 2019 with the SEC.

Overview

We are a technology company, incorporated in the State of Delaware in June 2016, to provide information technology (“IT”) consulting services and a virtual and electronic payment processing platform. In 2016 and 2017, we focused on developing our ViViPay platform described below and did not have any operations. We began generating revenues in 2018 by providing outside IT consulting services to businesses and organizations through our ViViTECH business (“ViviTech”). However, we believe that our principal business and growth opportunities in the future will arise from our virtual and electronic payment processing platform that was developed to serve underserved communities in Brazil, known as ViViPay (“ViviPay”). Over the past two years, we have invested significant capital and internal resources in the development of ViviPay. The ViviPay platform is centered around our proprietary ViViWALLET application (“ViviWallet”) and helps consumers and businesses process payment transactions and manage their payments efficiently. We also offer prepaid cards which our users can fund using money transfers from the ViviWallet. We launched the ViviWallet and the associated prepaid cards in the fourth quarter of 2018. Our current ViviPay and ViviTech customers are located primarily in Brazil.

Our customers are diverse and include large enterprises, government and regulated industries, small and medium sized businesses and eCommerce businesses. We market our services and products through diverse distribution channels, including multiple referral partners and shared revenue arrangements.

In the second quarter of 2019, we generated significantly all of our revenue from our IT consulting services provided to third party customers. Third party revenue was $185,733 for the second quarter of 2019, as compared to 0 in the corresponding prior year period. We did not have any related party revenue in the second quarter of 2019, as compared to $243,524 in related party revenue during the corresponding prior year period. In the second quarter of 2019, our total operating expenses were $21,163,548 as compared to $14,360,964 for the corresponding prior year period. This increase was largely due to the increase in our general and administrative expenses to $20,544,958 from $13,713,982 in the corresponding prior year period, which expenses were largely related to the issuance of common stock for services. Personnel, consulting and labor costs also represented significant costs of our operation in the second quarter of 2019. Net loss per diluted share for the second quarter of 2019 was $0.22 per share as compared to a net loss per diluted share of $0.20 per share for the corresponding prior year period.

We continue to develop our ViviPay platform. In May 2019, our first customers began using and processing transactions through our ViviPay platform. From May 2019 to the end of the second quarter of 2019, we had processed over $50 million reis (approximately $13 million USD) in transactions through our ViviPay platform which generated revenue of approximately $6,000.

The Company and certain customers who have signed contracts are currently integrating their respective technologies so that they can successfully interact with and utilize the ViviPay platform. The Company expects that certain customers will complete this integration process during the third quarter of 2019 and thus that these contracts will become revenue-generating during that period.

Non-Controlling Interest

Subsequent to June 30, 2019, we formed a majority owned subsidiary named Vivi Streaming TV, LLC. When operations for Vivi Streaming TV, LLC commence, the Company will show a non-controlling interest as part of the financial statements of Vivi Holdings, Inc.

Our Business Lines

IT Consulting Solutions – Through ViviTech, we provide IT consulting solutions to a diverse set of commercial customers. Most of our revenue in the three months ended June 30, 2019 was generated from IT consulting services.

Technology Payment Solutions – We provide merchant acquiring, payment processing and related services to a diverse set of merchants that primarily accept payments through eCommerce and integrated payment solutions. We recently started generating revenue from this business line in the second quarter of 2019 and expect this will be one of our largest revenue generating business lines in the remainder of the year.

Merchant Solutions – We commenced our merchant solution business line in the second quarter of 2019 by providing payment processing and related services to a diverse set of merchants that primarily accept electronic payments, including terminal based payments. We have contracts to provide terminal based payment processing solutions to a number of locations and expect to deploy these machines throughout the remainder of 2019.

Factors and Trends Impacting Our Business and Results of Operations

The majority of our revenues for the quarter ended June 30, 2019 were generated from hourly fees received for the performance of IT consulting services. Our ViviPay platform, which we launched in the fourth quarter of 2018, has generated minimal revenue through June 30, 2019. Our ViviPay services are priced as either a percentage of transaction value, a specified fee per transaction, a fixed fee, or a hybrid combination of these pricing methods. We also generate ViviPay revenue by offering products and other specific value-added services. Our ViviPay revenues are impacted by a number of factors, such as the scope of the contracts with our clients, demand for and price of our products or services, the technological competitiveness of our offerings, our reputation for providing timely and reliable products and services, competition within our industry and general economic conditions.

Results of Operations

Three and Six Months Ended June 30, 2019 Compared to Three and Six Months Ended June 30, 2018

Revenue

Total revenue for the three months ended June 30, 2019 was $185,733, compared to $243,524 for the corresponding prior year period. All revenue generated during the three months ended June 30, 2019 was third party revenue, compared to the corresponding prior year period, when all revenue generated was related party revenue. Most of our revenue for the three months ended June 30, 2019 was generated from IT consulting services provided to customers located in Brazil. The decrease in total revenue is primarily a result of the Company’s enhanced focus on the development and promotion of its ViviPay platform and decreased focus on its IT consulting business line. The ViviPay platform began generating revenue toward the end of the second quarter of 2019.

Total revenue decreased to $468,946 for the six months ended June 30, 2019 from $509,301 for the six months ended June 30, 2018. Most of our revenue for the six months ended June 30, 2019 was generated from IT consulting services provided to customers located in Brazil. The decrease in total revenue is due to the Company’s enhanced focus on the development and promotion of its ViviPay platform and decreased focus on its IT consulting business line. The ViviPay platform began generating revenue at the end of the second quarter of 2019.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2019 was $41,358, or 22% as a percentage of revenues during that period, as compared to $276,429 for the three months ended June 30, 2018, or 114% as a percentage of revenues for that period. This decrease was due to the fact that many of the labor-intensive contracts performed during the second quarter of 2018 were completed and non-recurring in the second quarter of 2019.

Cost of revenues for the six months ended June 30, 2019 was $270,505, or 58% of revenues for that period, compared to $474,801 for the six months ended June 30, 2018, or 93% of revenues for that period. This decrease was due to the same reason described in the paragraph above.

Total Operating Expenses

Total operating expenses increased 47% to $21,163,548 for the three months ended June 30, 2019 from $14,360,964 for the three months ended June 30, 2018. The table below shows the amount charged to expense for non-cash transactions such as common stock issued for services and the revaluation of the conversion options of our preferred stock. The increase in total operating expenses relates to the hiring of additional personnel and related issuances of common stock for services, as required by the Company as it prepared to launch its ViviPay platform.

Total operating expenses decreased 20% to $35,251,776 for the six months ended June 30, 2019 from $43,851,114 for the six months ended June 30, 2018. The decrease in total operating expenses relates to the Company issuing less shares for services in the six months ended June 30, 2019 than in the corresponding prior year period, partially offset by the increase of certain non-cash expenses relating to the revaluation of the conversion option of our preferred stock during the six months ended June 30, 2019.

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Depreciation and Amortization	$24,225	$14,098	$95,590	$27,236
Rent and Lease Expense	107,742	86,311	124,156	123,932
Personnel, Consulting & Labor Costs	424,478	482,972	619,225	845,177
Professional Fees	62,145	63,601	122,527	98,181
General and Administrative:
Common Stock Issued for Services	14,405,768	13,669,920	24,819,233	42,435,000
Preferred Stock Option Expense	4,808,977	—	7,096,952	—
Other General & Administrative	1,330,213	44,062	2,374,093	321,588
Total Operating Expenses	$21,163,549	$14,360,964	$35,251,776	$43,851,114

Depreciation and Amortization

Depreciation and amortization expense associated with our property, equipment and software increased to $24,225 for the three months ended June 30, 2019 from $14,098 for the three months ended June 30, 2018. The increase reflects the addition of assets during the three months ended June 30, 2019.

Depreciation and amortization expense associated with our property, equipment and software increased to $95,590 for the six months ended June 30, 2019 from $27,236 for the six months ended June 30, 2018. The increase was due to the amortization of our four year license agreement, which we did not have during the same period in 2018, as well the addition of assets in 2019.

Total Operating Loss

Total Operating Loss increased to $21,019,173 for the three months ended June 30, 2019 from a loss of $14,393,869 for the three months ended June 30, 2018, due to increased expenses relating to the launch of our ViviPay platform, such as the issuance of shares for services performed relating to the launch of our ViviPay platform, and an increase in non-cash expenses relating to the revaluation of the conversion option our preferred stock.

Total Operating Loss decreased to $35,053,335 for the six months ended June 30, 2019 from a loss of $43,816,614 for the six months ended June 30, 2018, due to the issuance of less shares for services in the period ending June 30, 2019, as compared to the corresponding prior year period, partially offset by an increase in non-cash expenses relating to the revaluation of the conversion option of our preferred stock during the six months ended June 30, 2019.

Total Other Expenses

Total Other Expenses was $1,287 for the three months ended June 30, 2019 as compared to $1,731,228 in the three months ended June 30, 2018, with such decrease driven mainly by the non-recurrence of an impairment expense of $1,730,775 for charges relating to the acquisition of certain technology licenses and assets that the Company incorporated into its technology platform in the three months ended June 30, 2018.

Total Other Expenses was $4,636,750 for the six months ended June 30, 2019 as compared to $12,776,274 in the six months ended June 30, 2018. In the first six months ended June 30, 2019, the Company had expenses of $4,635,000 relating to its impairment of assets acquired from OwnCard Administradora de Cartoes S/A , as further described in Note 5 to the financial statements, and in the corresponding period of 2018 the Company had an impairment expense of $12,775,005 for charges relating to the acquisition of certain technology licenses and assets that the Company incorporated into its technology platform during that period.

Liquidity and Capital Resources

Our liquidity since inception has been funded primarily through cash provided by sales of common stock, which, along with cash we expect to generate from operations, we expect to continue to be sufficient to fund our operations and planned capital expenditures for the next twelve months. As of June 30, 2019, we had $3.9 million of cash and cash equivalents. We had $39,719 of debt as of June 30, 2019, which includes the current portion of long-term debt equaling $5,721, and $306,042 of right-of-use liabilities, of which $169,215 was current through June 30, 2019.

We do not intend to pay cash dividends on our common stock in the foreseeable future. Vivi Holdings, Inc. is a holding company that does not conduct any business operations of its own. As a result, Vivi Holdings, Inc.’s ability to pay cash dividends on its common stock, if any, is dependent upon cash dividends and distributions and other transfers from its subsidiaries.

In addition to principal needs for liquidity discussed above, our strategy includes investing in and leveraging our integrated business model and technology platform, broadening and deepening our distribution channels, entering into new geographic markets, and developing additional payment processing services. Our near-term priority for capital allocation is to invest in our operations to support organic growth. Long-term priorities remain unchanged and include investing for growth through strategic acquisitions and returning excess capital to stockholders.

We anticipate that to the extent that we require additional liquidity, it will be funded through the incurrence of other indebtedness, equity financings or a combination thereof. We cannot assure you that we will be able to obtain this additional liquidity on reasonable terms, or at all. Additionally, our liquidity and our ability to meet our obligations and fund our capital requirements is also dependent on our future financial performance, which is subject to general economic, financial and other factors that are beyond our control. Accordingly, we cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available on favorable terms or otherwise to meet our liquidity needs. If we decide to pursue one or more significant acquisitions, we may incur additional debt or sell additional equity to finance such acquisitions. For more information, please see the risk factors previously disclosed under the section titled “Risk Factors” in our Registration Statement on Form 10 filed May 7, 2019 with the SEC.

Cash Flows

The following table presents a summary of cash flows from operating, investing and financing activities for the six months ended June 30, 2019 and the six months ended June 30, 2018.

	Six Months Ended June 30,
	2019	2018
Net cash (used in) provided by operating activities	$(2,698,155)	$(1,346,705)
Net cash (used in) provided by investing activities	(968,296)	(13,236)
Net cash (used in) provided by financing activities	39,719	—

Cash Flow from Operating Activities

Net cash used in operating activities was $2,698,155 for the six months ended June 30, 2019 as compared to $1,346,705 used for the six months ended June 30, 2018. The increase reflects higher expenses related to the Company’s launch of its ViviPay platform in Brazil and preparation to launch its ViviPay platform in the United States.

Cash Flow from Investing Activities

Net cash used in investing activities was $968,296 for the six months ended June 30, 2019 as compared to $13,236 used in investing activities for the six months ended June 30, 2018. The increase reflects the capitalization of $891,334 of IP development costs in the six months ended June 30, 2019.

Cash Flow from Financing Activities

Net cash provided by financing activities was $39,719 for the six months ended June 30, 2019, as compared to net cash of financing activities of $0 for the six months ended June 30, 2018. This increase reflects $40,776 of loan proceeds in the six months ended June 30, 2019, partially offset by our loan repayment of $1,057 during that same period.

Contractual Obligations

There have been no significant changes to contractual obligations and commitments compared to those disclosed in our Registration Statement on Form 10, which includes financials as of December 31, 2018, filed with the SEC on May 7, 2019, except for the capitalization of the “right-of-use” assets and corresponding liabilities pursuant to the adoption of ASC Topic 842, as shown on the balance sheet and explained below and in the notes to the financial statements.

We adopted ASU No. 2016-02, Leases, Topic 842 using the modified retrospective adoption method with an effective date of January 1, 2019. This standard requires all lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments. The adoption of the new lease standard had a significant impact on our Consolidated Balance Sheets but did not have a significant impact on our lease classification or a material impact on our Consolidated Statements of Operations and liquidity.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited consolidated financial statements as of June 30, 2019 and December 31, 2018 and for the respective three and six months ended June 30, 2019 and June 30, 2018, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our critical estimates by giving consideration to a combination of factors, including historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Other than the adoption of ASC Topic 842, as explained in Note 3 to the financial statements, we have not adopted any new critical accounting policies, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended December 31, 2018. Our critical accounting policies and estimates are described fully within the “Management Discussion and Analysis of Financial Condition and Results of Operations” section included within our Registration Statement on Form 10 filed with the SEC on May 7, 2019.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Not applicable to smaller reporting companies such as the Company.

Item 4. Controls and Procedures

Evaluation of Disclosure on Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2019. This evaluation was accomplished under the supervision and with the participation of our Chief Executive Officer (Principal Executive Officer) and the person performing the functions of the Principal Financial Officer who concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and person performing the duties of Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We have identified the following weaknesses:

•     Reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transactions.

•     Lack of sufficient accounting staff, which results in a lack of segregation of duties necessary for a good system of internal control, and lack of accounting personnel with experience in SEC reporting and U.S. GAAP.

In order to remedy our existing internal control deficiencies, as our finances allow, we intend to hire additional accounting staff.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                        Legal Proceedings

The Company is a party to various routine claims, litigation and administrative complaints incidental to its business, including claims involving product liability, employee matters and other general liability claims, most of which are covered by insurance. We are not aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, results of operations or financial condition.

ITEM 1A.                     Risk Factors

There have been no material changes from the risk factors previously disclosed under the section titled “Risk Factors” in our Registration Statement on Form 10 filed May 7, 2019 with the SEC.

ITEM 2.                        Unregistered Sales of Equity Securities and Use of Proceeds.

On February 5, 2019, the Company, relying upon Regulation S, issued 38,462 common shares for employment related services to one foreign consultant for services provided to the Company.

On February 28, 2019, the Company, relying upon Regulation S, issued 618,000 common shares to one foreign person as consideration for 100% of the outstanding capital of a Brazilian company.

On March 27, 2019, the Company, relying upon Section 4(a)(2) of the Securities Act, issued 100,000 common shares to one U.S. employee for services provided to the Company.

On March 31, 2019, the Company, relying upon Regulation S, issued 750,000 common shares to two foreign employees and one foreign consultant and 500,000 to one U.S. entity as consideration for services provided to the Company.

On March 31, 2019, the Company, relying upon Regulation S, issued 41,665 common shares to one foreign person for services provided to the Company.

At June 30, 2019, the Company expensed 1,648,334 shares of common stock for services which had not been issued at June 30, 2019.

ITEM 3.                        Defaults Upon Senior Securities

None.

ITEM 4.                        Mine Safety Disclosures

Not applicable.

ITEM 5.                        Other Information.

None

ITEM 6.                        Exhibits

The exhibits listed in the Exhibit Index immediately preceding the signature page hereto are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
31

Certification of Chief Executive Officer and person performing the duties of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and person performing the duties of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIVI HOLDINGS, INC.

Dated:	August 26, 2019	By:	/s/ Gaston Pereira
Name: Gaston Pereira
Title: Chief Executive Officer

Dated:	August 26, 2019	By:	/s/ Alejandro Villicana
Name: Alejandro Villicana
Title: Chief Controller and Chief Accounting Officer

