Form 10-Q
period 2019-09-30
VIVI HOLDINGS, INC.
filed 2019-12-03
CIK 1748401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes [ ]  No [X ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes [  ]  No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 24, 2019, there were 98,699,208 shares of the registrant’s common stock outstanding.

VIVI HOLDINGS, INC.
FORM 10-Q

For the Quarterly Period Ended September 30, 2019

i

VIVI Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets
September 30, 2019 and December 31, 2018

ASSETS

	September 30, 2019	Dec 31, 2018
	Unaudited	Audited
Current Assets:
Cash and Cash Equivalents	$1,629,400	$7,611,931
Accounts Receivable	136,635	146,461
Prepaid Expenses	2,423	5,506
Customer Cash Held on Deposit	2,333,336	—
Customer Advances	25,290	—
Other Current Assets	38,262	24,041
Total Current Assets	4,165,346	7,787,939

Non-Current Assets:
Property, Plant and Equipment (Net)	134,504	102,862
Intangible Assets (net)	383,547	481,109
Software IP (net)	1,075,240	—
Right of Use Assets	217,467	—
Other Assets	11,799	77,295
Deposits	35,461	34,556
Total Non-Current Assets	1,858,018	695,822

TOTAL ASSETS	$6,023,364	$8,483,761

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$270,770	$318,674
Accrued Expenses	285,784	377,993
Accrued Expenses – Related Party	19,059	15,000
Customer Advances	2,331,531	—
Right-of-Use Liabilities – Current	116,061	—
Current Portion – Long Term Debt	5,823	—
Total Current Liabilities	3,029,028	711,667

Right-of-Use Liabilities	56,970	—
Long Term Debt	33,102	—

TOTAL LIABILITIES	3,119,101	711,667

STOCKHOLDERS’ EQUITY
Preferred Stock, Series A, $0.001 par value, 1,000 shares authorized, 1,000 shares issued and outstanding	1	1
Preferred Stock, Series B, $0.001 par value, 10,000 shares authorized, 10,000 shares issued and outstanding	10	10
Preferred Stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $0.001 par value, 480,000,000 shares authorized, 98,699,208 and 93,980,312 shares issued and outstanding	98,699	93,980
Additional Paid In Capital	412,616,888	372,873,862
Other Comprehensive Income	162,151	116,654
Treasury Stock	(1,129,734)	(1,129,734)
Retained Deficit	(408,843,752)	(364,182,679)
TOTAL STOCKHOLDERS’ EQUITY	2,904,263	7,772,094

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,023,364	$8,483,761

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVI Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2019 and 2018

(UNAUDITED)

	Three Months Ended Sept 30, 2019	Three Months Ended Sept 30, 2018	Nine Months Ended Sept 30, 2019	Nine Months Ended Sept 30, 2018
Revenues-Third Party	$177,382	$243,040	$646,328	$243,040
Revenues- Related Party	—	120,812	—	630,113
Total Revenues	177,382	363,852	646,328	873,153
Cost of Revenues	214,519	191,684	485,024	666,485
Gross Profit	(37,137)	172,168	161,304	206,668

Operating Expenses
Depreciation and Amortization	47,293	14,691	142,883	41,927
Rent and Lease Expense	97,123	53,801	221,279	186,733
Personnel, Consulting and Labor costs	610,518	719,172	1,229,743	1,564,349
Professional Fees	69,854	4,590	192,381	102,771
Stock Issued for Services – R&D		16,254,810		16,254,810
General and Administrative	6,659,557	60,815,754	37,649,195	103,563,342
Total Operating Expenses	7,484,345	77,862,818	39,435,481	121,713,932

Total Operating (Loss)	(7,521,482)	(77,690,650)	(39,274,177)	(121,507,264)

Other Income (Expense)
Other Income	671	791	2,995	915
Interest Expense	(661)	(634)	(3,633)	(2,027)
Exchange Rate Gain/Loss	100	—	(1,002)	—
Impairment of Assets	(750,000)	—	(5,385,000)	(12,775,005)
Total Other Income (Expense)	(749,889)	157	(5,386,639)	(12,776,117)
NET (LOSS) BEFORE INCOME TAX	(8,271,371)	(77,690,493)	(44,660,816)	(134,283,381)

Provision for Income Tax	6,222	—	(257)	—

NET (LOSS)	$(8,265,149)	$(77,690,493)	$(44,661,073)	$(134,283,381)

OTHER COMPREHENSIVE (LOSS):
Net (Loss) per Above	(8,265,149)	(77,690,493)	(44,661,073)	(134,283,381)
Foreign Currency Translation	163,310	82,620	45,498	108,379
TOTAL OTHER COMPREHENSIVE (LOSS)	$163,310	$82,620	$45,498	$108,379

TOTAL COMPREHENSIVE (LOSS)	$(8,101,839)	$(77,607,873)	$(44,615,575)	$(134,175,002)

BASIC and DILUTED:
Weighted Average Shares Outstanding	98,514,338	82,360,222	96,880,928	84,511,540
Earnings (Loss) per Share	$(0.08)	$(0.33)	$(0.46)	$(0.67)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVI Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity
For the Three and Nine Months Ended September 30, 2019

(UNAUDITED)

Three Months Ended September 30, 2019

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-In Capital	Common Stock to be Issued	Other Comp. Income	Treasury Stock	Retained Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, June 30, 2019	1,000	$1	10,000	$10	96,259,209	$96,259	$392,251,278	$12,362,513	$(122,763)	$(1,129,734)	$(384,901,908)	$6,193,143
Common Stock Issued for:
Services					2,399,999	2340	17,547,654	(12,362,513)				5,187,481
Contracts
Technology
Stock Option Expense							659,720					659,720
Other Comprehensive Income									163,310			163,310
Rounding							2				2	2
Net Income											(15,576,695)	(15,576,695)
Balance, September 30, 2019	1,000	$1	10,000	$10	98,699,208	$98,699	$412,616,888	$—	$(162,151)	$(1,129,734)	$(408,843,752)	$2,904,263

Nine Months Ended September 30, 2019

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-In Capital	Common Stock to be Issued	Other Comp. Income	Treasury Stock	Retained Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2018	1,000	$1	10,000	$10	93,980,312	$93,980	$372,873,862	$—	$116,654	$(1,129,734)	$(364,182,679)	$7,772,094
Common Stock Issued for:
Services					4,000,896	4,001	30,002,713					30,006,714
Contracts					618,000	618	4,634,382					4,635,000
Technology					100,000	100	749,900					750,000
Common Stock to be Issued
Stock Option Expense							4,356,030					4,356,030
Other Comprehensive Income									45,498			45,498
Rounding							2					1
Net Income											(44,661,073)	(44,661,073)
Balance, September 30, 2019	1,000	$1	10,000	$10	98,699,208	$98,699	$412,616,888	$—	$162,152	$(1,129,734)	$(408,843,752)	$2,904,263

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVI Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity
For the Three and Nine Months Ended September 30, 2018

(UNAUDITED)

Three Months Ended September 30, 2018

	Preferred Stock A		Preferred Stock B		Common Stock		Common Stock Subscribed	Additional Paid-In Capital	Other Comp. Income	Treasury Stock	Retained Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, June 30, 2018	1,000	—	—	—	88,213,001	88,213	(5,000,000)	205,944,235	27,358	(469,954)	(199,948,827)	641,026

Common Stock Issued for Services					10,157,309	10,157		76,169,653				76,179,810
Common Stock Cancelled					(5,345,000)	(5,345)		5,345				—
Common Stock Issued for Cash					666,667	667	5,000,000	4,999,333				10,000,000
Common Stock Repurchased					(220,000)	(220)				(659,780)		(660,000)
Other Comprehensive Income									82,620			82,620
Rounding								1				1
Net Income											(77,690,494)	(77,690,494)
Balance, Sept 30, 2018	1,000	—	—	—	93,471,977	93,472	—	287,118,567	109,978	(1,129,734)	(199,948,827)	8,552,963

Nine Months Ended September 30, 2018

	Preferred Stock A		Preferred Stock B		Common Stock		Common Stock Subscribed	Additional Paid In Capital	Other Comp. Income	Treasury Stock	Retained Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2017	1,000	$1	—	$—	80,185,000	$80,185	$—	$145,742,259	$1,599	$(469,954)	$(127,605,939)	$1,998,150

Common Stock Issued for:
Services					15,815,309	15,815		118,598,995				118,614,810
Cash					1,333,334	1,334		9,998,667				10,000,000
Licenses					603,334	603		4,524,402				4,525,005
Technology					1,100,000	1,100		8,248,900				8,250,000
Common Stock Repurchased					(220,000)	(220)				(659,780)		(660,000)
Other Comprehensive Income									108,379			108,379
Rounding								1				1
Net Income											(134,283,382)	(134,283,382)
Balance, Sept 30, 2018	1,000	$1	—	$—	93,472,477	$93,472	$—	$287,118,567	$109,978	$(1,129,734)	$(277,639,321)	$8,552,963

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVI Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flow
For the Nine Months Ended September 30, 2019 and 2018

(UNAUDITED)

	Nine Months Ended Sept 30, 2019	Nine Months Ended Sept 30, 2018
Cash Flows (used by) Operating Activities:
Net Income (Loss)	$(44,661,073)	$(56,592,888)
Adjustments to reconcile net income (loss) to net cash (used by) operating activities:
Depreciation and Amortization	142,883	27,236
Common Stock Issued for Services	30,006,714	42,435,000
Impairment Expense	5,385,000	12,775,005
Stock Option Expense	4,356,030	—
Changes in assets and liabilities:
Accounts Receivable	123	—
Prepaid Expenses	2,718	664
Customer Cash Held for Deposit	(2,333,336)	—
Supplier Advances	(25,290)	(26,895)
Other Current Assets	(15,649)	(26,895)
Other Assets	(7,037)	(33,217)
Right-of-Use Assets	(217,467)	—
Right-of-Use Liabilities	173,031
Accounts Payable	(39,026)	152
Accrued Expenses	(42,763)	70,585
Accrued Expenses – Related Party	(20,888)	(22,222)
Customer Deposits	2,331,531	—
Net cash (used by) operating activities	(4,964,497)	(1,346,705)

Cash Flows from (used in) Investing Activities:
Cash Paid for IP Development	(1,075,240)	—
Purchase of Property, plant and equipment	(76,962)	(13,236)
Total from Investing Activities:	(1,152,202)	(13,236)

Cash Flows from (used in) Financing Activities:
Proceeds from Notes Payable	40,776	—
Payments on Notes Payable	(1,851)	—
Net cash from financing activities	39,925	—

Effect of Currency Exchange	95,243	25,759
NET INCREASE (DECREASE) IN CASH	(5,982,531)	(1,334,182)
CASH AT BEGINNING OF PERIOD	7,611,931	1,962,240

CASH AT END OF PERIOD	$1,629,400	$628,058

SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$6,479	$—
Interest paid	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVI HOLDINGS, INC. AND SUBSIDIARIES

Notes to the CONDENSED Consolidated Financial Statements

September 30, 2019
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

Accounts Receivable and Allowances for Doubtful Accounts

The allowance for accounts receivable is recorded when receivables are considered to be doubtful of collection. As of September 30, 2019 and December 31, 2018, no allowance has been made.

Property

The Company leases a 5,459 square feet of office headquartered in Florida and the Company leases four offices in Brazil of 527, 507, 1,085 and 2,030 square feet, respectively.

Advertising Costs

Advertising and marketing costs are expensed as incurred and included in selling, general and administrative expenses. The Company incurred advertising and marketing costs of $146,042 and $55,464 in the nine months ended September 30, 2019 and 2018, respectively.

Intangible Assets

In accordance with ASC 350, Intangibles—Goodwill and Other, the Company tests goodwill for impairment for each reporting unit on an annual basis, or when events occur or circumstances indicate the fair value of a reporting unit is below its carrying value. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that implied fair value of the goodwill within the reporting unit is less than its carrying value. The Company performed its most recent annual goodwill impairment test for all reporting units as of June 30, 2018 using market data and discounted cash flow analyses. Based on this analysis, it was determined that the fair value of all reporting units was substantially in excess of the carrying value. There have been no other events or changes in circumstances subsequent to the testing date that would indicate impairment of these reporting units as of September 30, 2019.

Intangible assets consist of acquired customer relationships, trade names, customer portfolios and related assets that are amortized over their estimated useful lives. The Company reviews finite lived intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. As of September 30, 2019, there have been no such events or circumstances that would indicate potential impairment of finite lived intangible assets.

The Company entered into an Agreement and paid $515,301 for a license agreement which is being amortized over four years. For the nine months ended September 30, 2019 and 2018 the Company had recorded amortization expense of $65,041 and $0 for this license, respectively.

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

Use of Estimates

In order to prepare financial statements in conformity with accounting principles generally accepted in the United States, management must make estimates, judgments and assumptions that affect the amounts reported in the financial statements and determines whether contingent assets and liabilities, if any, are disclosed in the financial statements. The ultimate resolution of issues requiring these estimates and assumptions could differ significantly from resolution currently anticipated by management and on which the financial statements are based.

Foreign Operations

The Company operated almost exclusively in Brazil in 2019 and 2018. In the nine months ended September 30, 2019 we generated $640,056 from providing software development and technical services and $6,272 from digital transaction fees where our net assets at September 30, 2019 in Brazil were $526,521. For the same period in 2018, the Company generated 100% of its income in Brazil of $509,301 – all related party - from providing software development and technical services and $0 from digital transaction fees.

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

Stock-Based Compensation

The Company accounts for stock for services and stock-based compensation at fair value as prescribed in ASC 718. The Company accounts for stock issued for compensation under the guidance in ASC 505 and ASC 718 where share-based payment awards are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever can be more reliably measured. Shares issued under ASC 505 or ASC 718 were issued to employees or advisors in exchange for open ended services which are provided on an as needed basis. The Company sold common stock to an investor for cash in October 2016, July 2018 and September 2018 at $7.50 per share. The Company considered these transactions along with shares sold for cash and determined that the cash-based transactions were the most readily determinable value.

For the nine months ended September 30, 2019 and 2018 total common stock share-based compensation expense was $30,006,714 and $118,614,810, respectively, with an additional charge in the 2019 period for stock option expense of $4,356,030.

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

As the Company incurred a net loss during the periods ended September 30, 2019 and 2018, the basic and diluted loss per common share is the same amount, as any common stock equivalents would be considered anti-dilutive and, therefore, have been excluded from the computation.

Concentrations of risk

Our cash, cash equivalents, accounts receivable, loans and interest receivable, and funds receivable and customer accounts are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality. From time to time, we may also have corporate deposit balances with financial services institutions which exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000. As part of our cash management process, we perform periodic evaluations of the relative credit standing of these financial institutions. Our accounts receivables are derived from revenue earned from customers internationally. During the years ended December 31, 2018 and 2017, two customers accounted for 51% and 16% of revenues. The customer accounting for 51% is a company owned by our Chairman and thus is a related party. No other source of revenue represented more than 10% of our revenue.

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

As of September 30, 2019 and 2018, the Company had no Level 3 inputs.

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

NOTE 2 – PROPERTY

The Company’s policy is to capitalize all property purchases over $1,000 and depreciate the assets over their useful lives of 3 to 7 years.

Property consists of the following at September 30, 2019 and December 31, 2018:

	Sept 30, 2019	December 21, 2018
Leasehold Improvements	$141,966	$141,966
Office furniture and fixtures	18,278	18,278
Office equipment	36,618	36,618
Computers	6,287	6,287
Vehicles	86,633	9,671
Sub-total	289,782	212,820
Less: Accumulated depreciation	(155,278)	(109,958)
Total Property	$134,504	$102,862

Depreciation has been provided over each asset’s estimated useful life. Depreciation expense was $45,320 and $41,927 for the nine months ended September 30, 2019 and 2018, respectively.

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

The Company determines if a contract is or contains a lease at inception. As of September 30, 2019 the Company has both real estate leases and equipment leases. Variable lease costs consist primarily of variable common area maintenance, storage parking and utilities. The Company’s leases do not have any residual value guarantees or restrictive covenants.

As the implicit rate is not readily determinable for most of the Company’s lease agreements, the Company uses an estimated incremental borrowing rate to determine the initial present value of lease payments. These discount rates for leases are calculated using the Company’s interest rate of promissory notes.

The Company’s components of lease cost are as follows:

Nine months Ended	Sept 30, 2019
Operating Leases	$219,485
Short Term Lease Costs	12,456
Variable Lease Costs	—
TOTAL	$231,941

Weighted average remaining lease term and weighted average discount rate are as follows:

Weighted Average Remaining Lease Term (Years) – Operating Leases	1.58
Weighted Average Discount Rate – Operating Leases	7.00%

Future minimum lease obligations are as follows for the three months ending December 31, 2019 and twelve months for each year thereafter:

YEAR
2019	$83,678
2020	91,255
2021	29,961
2022	918
Thereafter	—
TOTAL	$205,812

Right of use assets

Right of use assets are included in the unaudited condensed consolidated Balance Sheet are as follows:

Sept 30, 2019 Amount
Non-current assets
Right-of-use assets, operating leases, net of amortization	$217,466

Right-of-Use Liabilities
Disclosed as:
Current portion	$116,061
Non-current portion	56,970
$173,031

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

In 2019, the Company developed intellectual property intended to be resold and capitalized $1,075,240 of these costs in accordance with ASC350.

Intangible Assets
Balance, December 31, 2017	$—
Purchase of Forty-Eight Month License Fee	515,301
Less: Accumulated Amortization	(34,192)
Net Intangible Assets, December 31, 2018	481,109
Additions: Cash invested in IP Development	1,135,385
Less: Accumulated Amortization	(97,562)
Net Intangible Assets, September 30, 2019	$1,518,932

Amortization has been provided over the length of the license agreement or forty-eight months. Amortization expense was $97,562 and $0 for the nine months ended September 30, 2019 and 2018, respectively.

NOTE 5 – OTHER ASSETS

In January 2019, the Company bought OwnCard Administradora de Cartoes S/A for 618,000 common shares and changed its name to ViviCard Administradora de Cartoes S/A. The Company has registered capital in Brazil of $312,681,518 ($81,275,109 USD at September 30, 2019) which is recognized as equity capital in Brazil and gives the Company the ability to use this capital for certain purposes in Brazil such as bidding on government contracts, capital if needed for surplus capital for financial transactions among other uses. The Company believes it will be beneficial as it will count as capital once the Company is required to have and maintain capital as a processor for financial transactions. The Company impaired the value of the 618,000 shares of $4,635,000.

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

Series A Preferred Stock

The Company has designated 1,000 shares of its Preferred Stock as Series A, having a par value of $0.001 per share. Holders of the Series A Preferred Stock have the right to elect a majority of the Board of Directors of the Company. In June 2016, the Company issued 1,000 shares of Series A Preferred Stock to its CEO. At September 30, 2019 and December 31, 2018, there were 1,000 shares of Series A Preferred Stock outstanding.

Series B Preferred Stock

The Company has designated 10,000 shares of its Preferred Stock as Series B, having a par value of $0.001 per share. Holders of the Series B Preferred Stock have the right to convert into what would equal ten percent of the outstanding common stock of the company. At September 30, 2019 and December 31, 2018, there were 10,000 shares of Series B Preferred Stock outstanding, respectively.

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

Common Stock

The Company is authorized to issue 480,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights. At September 30, 2019 and December 31, 2018, there were 98,699,208 and 93,980,312 shares issued and outstanding, respectively. No dividends were paid for the periods ended September 30, 2019 and December 31, 2018.

2019 Common Stock Issuances

During the nine months ended September 30, 2019, the Company issued 4,000,896 shares for services and 618,000 for a subsidiary with social capital and 100,000 for technology as detailed below.

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

On March 27, 2019, the Company, relying upon Section 4(a)(2) of the Securities Act, issued 100,000 common shares to one U.S. person for services provided to the Company.

On March 31, 2019, the Company, relying upon Regulation S, issued 750,000 common shares to one foreign employee and two foreign consultants and 500,000 to one U.S. entity as consideration for services provided to the Company.

On June 19, 2019, the Company, relying upon Regulation S, issued 1,430,770 common shares to three foreign persons and one foreign entity and one foreign employee, and relying on Section 4(a)(2) of the Securities Act issued 440,000 to two U.S. employees and one U.S. person and one U.S. entity for services provided to the Company.

On June 30, 2019, the Company, relying upon Regulation S, issued 250,000 common shares to two foreign persons for services provided to the Company.

On July 31, 2019, the Company, relying upon Regulation S, issued 66,664 common shares to one foreign person and one foreign employee and relying on Section 4(a)(2) of the Securities Act issued 300,000 common shares to one U.S. employee for services provided to the Company.

On July 31, 2019, the Company, relying upon Regulation S, issued 100,000 common shares to one foreign person for technology assets sold to the Company.

On September 30, 2019, the Company, relying upon Regulation S, issued 125,000 common shares to one foreign person for services provided to the Company.

	Services	Assets / Technology	Assigned Value Per Share	Valuation
Assets / Technology		718,000	$7.50	5,385,000
Services – Employees	1,255,000		7.50	9,412,500
Services – Consultants	2,745,896		7.50	20,594,220	*
TOTALS	4,000,896	718,000		35,391,720	*

*	Includes a rounding difference of $6

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

In the nine months ended September 30, 2019 and 2018, the Company purchased technology and or businesses that the Company determined enhanced its digital platform but needed to be fully impaired in those periods as follows:

Intangible assets:

	2019	2018
December 31, 2018	$—	$—
Total 2019 Intangible Licenses and Technology Purchased	5,385,000	12,775,005
Less: Impairment	(5,385,000)	(12,775,005)
September 30, 2019, Net Intangible Licenses and Technology	$—	$—

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

Relevant exchange rates used in the preparation of the financial statements for the subsidiaries are as follows as of September 30, 2019 and December 31, 2018 (Brazilian Real and Mexican Peso per one U.S. dollar):

	Sept 30, 2019	Dec 31, 2018
Exchange Rate at Period End – Brazil Reais	4.157	3.881
Exchange Rate at Period End - Mexico Pesos	19.731	19.650

Relevant exchange rates used in the preparation of the income statement portion of financial statements for the subsidiaries are as follows for the periods ended September 30, 2019 and December 31, 2018 (Brazilian Real and Mexican Peso per one U.S. dollar):

	Sept 30, 2019	Dec 31, 2018
Exchange Rate at Period End – Brazil Reais	3.886	3.656
Exchange Rate at Period End - Mexico Pesos	19.255	19.810

The Company recorded currency transaction effect in other comprehensive income of $45,498 and $108,379 for the nine months ending September 30, 2019 and 2018, respectively, in accordance with ASC 830-30-45-3.

NOTE 10 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through November 26, 2019, which is the date the consolidated financial statements were available to be issued. There were no subsequent events that required adjustment to or disclosure in the consolidated financial statements.

Vivi Holdings, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis provides a review of the results of operations, financial condition and liquidity and capital resources of Vivi Holdings, Inc. (“Vivi Holdings”, “we”, “us”, “our” or the “company” refer to Vivi Holdings, Inc. and its consolidated subsidiaries) and outlines the factors that affected recent results, as well as factors that may affect future results. Our actual results in the future may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Risk Factors,” “Forward-Looking Statements” and elsewhere in this Form 10-Q. The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Form 10-Q, as well as management’s discussion and analysis and consolidated financial statements for the year ended December 31, 2018 included in our Registration Statement on Form 10 filed May 7, 2019 with the Securities and Exchange Commission (the “SEC”).

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terminology, such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “intend,” “potential” or “continue” or the negative of such terms or other comparable terminology, although not all forward-looking statements contain such terms. In addition, these forward-looking statements include, but are not limited to, statements regarding:

•	our need for additional equity and debt capital financing to continue as a going concern, and the sources of such capital;
•	our liquidity and the sources of such liquidity;
•	our planned capital expenditures and capital allocations;
•	our expectations with respect to future revenues;
•	the ability of our customers to integrate with our platform and the timing of such integration;
•	our intent with respect to future dividends;
•	our ability to successfully implement and execute our business plan, including our ability to leverage our integrated business model and technology platform, expand our distribution channels, enter into new geographic markets, and develop additional payment processing services such as terminal based payment processing solutions; and
•	our estimates with respect to certain accounting and tax matters.

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

In the third quarter of 2019, we generated significantly all of our revenue from our IT consulting services provided to third party customers. Third party revenue was $177,382 for the third quarter of 2019, as compared to 243,040 in the corresponding prior year period. We did not have any related party revenue in the third quarter of 2019, as compared to $120,812 in related party revenue during the corresponding prior year period. In the third quarter of 2019, our total operating expenses were $7,484,345 as compared to $77,862,818 for the corresponding prior year period. This decrease was largely due to the decrease in our general and administrative expenses to $6,659,556 from $60,815,754 in the corresponding prior year period, which expenses were largely related to the issuance of common stock for services. Personnel, consulting and labor costs also represented significant costs of our operation in the third quarter of 2019. Net loss per diluted share for the third quarter of 2019 was $0.08 per share as compared to a net loss per diluted share of $0.17 per share for the corresponding prior year period.

We continue to develop our ViviPay platform. In May 2019, our first customers began using and processing transactions through our ViviPay platform. From May 2019 to the end of the third quarter of 2019, we had processed over $200 million reis (approximately $50 million USD) in transactions through our ViviPay platform which generated revenue of approximately $25,000.

The Company and certain customers who have signed contracts are currently integrating their respective technologies so that they can successfully interact with and utilize the ViviPay platform. The Company saw an increase in customer integration and onboarding of their people in the third quarter 2019 and now expects to see revenue from those who have been onboarded increasing in the following months and expects that additional customers will complete this integration process during the fourth quarter of 2019 and thus these additional contracts will become revenue-generating during that period.

Non-Controlling Interest

In the period ended September 30, 2019, we formed a majority owned subsidiary named Vivi Streaming TV, LLC. When operations for Vivi Streaming TV, LLC commence, the Company will show a non-controlling interest as part of the financial statements of Vivi Holdings, Inc.

Our Business Lines

IT Consulting Solutions – Through ViviTech, we provide IT consulting solutions to a diverse set of commercial customers. Most of our revenue generated in the three-months ended September 30, 2019 was generated from IT consulting services.

Technology Payment Solutions – We provide merchant processing services including our ViviPay, to a diverse set of merchants that primarily accept payments through eCommerce and integrated payment solutions. We started generating revenue from this business line in the second quarter of 2019 and expect this revenue to increase each quarter in the future.

Merchant Solutions – We commenced our merchant solution business line in the second quarter of 2019 by providing payment processing and related services to a diverse set of merchants that primarily accept electronic payments, including terminal based payments. We have deployed terminal based payment processing solutions to a number of locations and and expect to deploy additional machines throughout the remainder of 2019.

Factors and Trends Impacting Our Business and Results of Operations

The majority of our revenues for the quarter ended September 30, 2019 were generated from hourly fees received for the performance of IT consulting services. Our ViviPay platform, which we launched in the fourth quarter of 2018, has generated minimal revenue through September 30, 2019. Our ViviPay services are priced as either a percentage of transaction value, a specified fee per transaction, a fixed fee, or a hybrid combination of these pricing methods. We also generate ViviPay revenue by offering products and other specific value-added services. Our ViviPay revenues are impacted by a number of factors, such as the scope of the contracts with our clients, demand for and price of our products or services, the technological competitiveness of our offerings, our reputation for providing timely and reliable products and services, competition within our industry and general economic conditions.

Results of Operations

Three and Nine Months Ended September 30, 2019 Compared to Three and Nine Months Ended September 30, 2018

Revenue

Total revenue for the three months ended September 30, 2019 was $177,382, compared to $363,852 for the corresponding prior year period. All revenue generated during the three months ended September 30, 2019 was third party revenue, compared to the corresponding prior year period, when third party revenue was $243,030 and related party revenue was $120,812. $139,768 of our revenue for the three months ended September 30, 2019 was generated from IT consulting services provided to customers located in Brazil. The decrease in total revenue is primarily a result of the Company’s enhanced focus on the development and promotion of its ViviPay platform and decreased focus on its IT consulting business line. The ViviPay platform generated $37,614 in revenue in the third quarter of 2019.

Total revenue decreased to $646,328 for the nine months ended September 30, 2019 from $873,153 for the nine months ended September 30, 2018. Most of our revenue for the nine months ended September 30, 2019 was generated from IT consulting services provided to customers located in Brazil. All revenue generated during the nine months ended September 30, 2019 was third party revenue, compared to the corresponding prior year period, when third party revenue was $243,030 and related party revenue was $630,113. The decrease in total revenue is due to the Company’s enhanced focus on the development and promotion of its ViviPay platform and decreased focus on its IT consulting business line. The ViviPay platform began generating revenue at the end of the second quarter of 2019.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2019 was $214,519, or 121% as a percentage of revenues during that period, as compared to $191,684 for the three months ended September 30, 2018, or 53% as a percentage of revenues for that period. This increase as a percentage was due to the Company increasing costs relative to revenues to complete contracts that were in their final stages.

Cost of revenues for the nine months ended September 30, 2019 was $485,024, or 75% of revenues for that period, compared to $666,485 for the nine months ended September 30, 2018, or 76% of revenues for that period.

Total Operating Expenses

Total operating expenses decreased 90% to $7,484,345 for the three months ended September 30, 2019 from $77,862,818 for the three months ended September 30, 2018, due mainly to a decrease in non-cash items such as common stock issued for services and preferred stock option expense. The table below shows the amount charged to expense for non-cash transactions such as common stock issued for services and the revaluation of the conversion options of our preferred stock.

Total operating expenses decreased 68% to $39,435,481 for the nine months ended September 30, 2019 from $121,713,932 for the nine months ended September 30, 2018, due mainly to a decrease in non-cash items such as common stock issued for services and preferred stock option expense. The decrease in total operating expenses relates to the Company issuing less shares for services in the nine months ended September 30, 2019 than in the corresponding prior year period.

	Three Months Ended Sept 30, 2019	Three Months Ended Sept 30, 2018	Nine Months Ended Sept 30, 2019	Nine Months Ended Sept 30, 2018
Depreciation and Amortization	$47,293	$14,691	$142,883	$41,927
Rent and Lease Expense	97,123	53,801	221,279	186,733
Personnel, Consulting & Labor Costs	610,518	719,172	1,229,743	1,564,349
Professional Fees	69,854	4,590	192,381	102,771
General and Administrative:
Common Stock Issued for Services	5,187,480	76,179,810	30,006,713	118,614,810
Preferred Stock Option Expense	659,720	—	4,356,030	—
Other General & Administrative	812,357	890,754	3,286,452	1,203,342
Total Operating Expenses	$7,484,345	$77,862,818	$39,435,481	$121,713,932

Depreciation and Amortization

Depreciation and amortization expense associated with our property, equipment and software increased to $47,293 for the three months ended September 30, 2019 from $14,691 for the three months ended September 30, 2018. The increase reflects depreciation on intangible license assets that were not on the books of the Company in the three months ended September 30, 2018.

Depreciation and amortization expense associated with our property, equipment and software increased to $142,883 for the nine months ended September 30, 2019 from $41,927 for the nine months ended September 30, 2018. The increase was due to the amortization of our four-year license agreement, which we did not have during the same period in 2018, as well as the depreciation of intangible license assets that were not on the books of the Company during the nine months ended September 30, 2018.

Total Operating Loss

Total Operating Loss decreased to $7,521,482 for the three months ended September 30, 2019 from a loss of $77,690,650 for the three months ended September 30, 2018, due to the issuance of less shares for services in the period ending September 30, 2019, partially offset by an increase in non-cash expenses relating to the revaluation of the conversion option our preferred stock.

Total Operating Loss decreased to $39,274,177 for the nine months ended September 30, 2019 from a loss of $121,507,264 for the nine months ended September 30, 2018, due to the issuance of less shares for services in the period ending September 30, 2019, partially offset by an increase in non-cash expenses relating to the revaluation of the conversion option of our preferred stock during the nine months ended September 30, 2019.

Total Other Expenses

Total Other Expenses was $749,889 for the three months ended September 30, 2019 as compared to total other income of $157 in the three months ended September 30, 2018, with such increase in expenses driven mainly by an impairment expense of $750,000 relating to the acquisition (and subsequent expense) of certain technology licenses that the Company incorporated into its technology platform in the three months ended September 30, 2019.

Total Other Expenses was $5,386,639 for the nine months ended September 30, 2019 as compared to $12,776,117 in the nine months ended September 30, 2018. In the nine months ended September 30, 2019, the Company had expenses of $5,385,000 relating to its impairment of assets and technology acquired, and in the corresponding period of 2018 the Company had an impairment expense of $12,775,005 for charges relating to the acquisition of certain technology licenses and assets that the Company incorporated into its technology platform during that period.

Liquidity and Capital Resources

Our liquidity since inception has been funded primarily through cash provided by sales of common stock, which, along with cash we expect to generate from operations, we expect to continue to be sufficient to fund our operations and planned capital expenditures for the next twelve months. As of September 30, 2019, we had $1.6 million of cash and cash equivalents. We had $38,925 of debt as of September 30, 2019, which includes the current portion of long-term debt equaling $5,823, and $173,031 of right-of-use liabilities, of which $116,061 was current and $56,970 was non-current at September 30, 2019.

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

Cash Flows

The following table presents a summary of cash flows from operating, investing and financing activities for the nine months ended September 30, 2019 and 2018.

	Nine months Ended September 30,
	2019	2018
Net cash (used in) provided by operating activities	$(4,964,497)	$(1,346,705)
Net cash (used in) provided by investing activities	(1,152,202)	(13,236)
Net cash (used in) provided by financing activities	39,925	—

Cash Flow from Operating Activities

Net cash used in operating activities was $4,964,497 for the nine months ended September 30, 2019 as compared to $1,346,705 used for the nine months ended September 30, 2018. The increase reflects higher expenses related to the Company’s launch of its ViviPay platform in Brazil and preparation to launch its ViviPay platform in the United States.

Cash Flow from Investing Activities

Net cash used in investing activities was $1,152,202 for the nine months ended September 30, 2019 as compared to $13,236 used in investing activities for the nine months ended September 30, 2018. The increase reflects the capitalization of $1,075,240 of IP development costs in the nine months ended September 30, 2019.

Cash Flow from Financing Activities

Net cash provided by financing activities was $39,825 for the nine months ended September 30, 2019, as compared to net cash of financing activities of $0 for the nine months ended September 30, 2018. This increase reflects $40,776 of loan proceeds in the nine months ended September 30, 2019, partially offset by our loan repayment of $1,851 during that same period.

Contractual Obligations

There have been no significant changes to contractual obligations and commitments compared to those disclosed in our Registration Statement on Form 10, which includes financial statements as of December 31, 2018, filed with the SEC on May 7, 2019, except for the capitalization of the “right-of-use” assets and corresponding liabilities pursuant to the adoption of ASC Topic 842, as shown on the balance sheet and explained below and in the notes to the financial statements.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited consolidated financial statements as of September 30, 2019 and December 31, 2018 and for the respective three and nine months ended September 30, 2019 and September 30, 2018, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our critical estimates by giving consideration to a combination of factors, including historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

Evaluation of Disclosure on Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2019. This evaluation was accomplished under the supervision and with the participation of our Chief Executive Officer (Principal Executive Officer) and the person performing the functions of the Principal Financial Officer who concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and person performing the duties of Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

On May 13, 2019, the Estate of Guy Clum and the Guy C. Clum Trust dated June 8, 1994 (as restated on October 12, 2018), a material stockholder, filed and served a complaint against the Company in the Superior Court of the State of California, County of San Diego, which complaint was amended on September 16, 2019. The complaint alleges that the Company made material misrepresentations in connection with certain equity issuances and other capital raising transactions that harmed the plaintiff and as relief the plaintiff seeks damages, disgorgement, and rescission. The Company intends to vigorously defend the allegations as it believes the claims are without merit.

The Company is also party to various routine claims, litigation and administrative complaints incidental to its business, including claims involving product liability, employee matters and other general liability claims, most of which are covered by insurance. We are not aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, results of operations or financial condition.

ITEM 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed under the section titled “Risk Factors” in our Registration Statement on Form 10 filed May 7, 2019 with the SEC.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On June 19, 2019, the Company, relying upon Regulation S, issued 1,430,770 common shares to three foreign persons, one foreign entity, and one foreign employee, and relying on Section 4(a)(2) of the Securities Act issued 440,000 to two U.S. employees and one U.S. person and one U.S. entity for services provided to the Company.

On June 30, 2019, the Company, relying upon Regulation S, issued 250,000 common shares to two foreign persons for services provided to the Company.

On July 31, 2019, the Company, relying upon Regulation S, issued 66,664 common shares to one foreign person and one foreign employee and relying on Section 4(a)(2) of the Securities Act issued 300,000 common shares to one U.S. employee for services provided to the Company.

On July 31, 2019, the Company, relying upon Regulation S, issued 100,000 common shares to one foreign person for technology assets sold to the Company.

On September 30, 2019, the Company, relying upon Regulation S, issued 125,000 common shares to one foreign person for services provided to the Company.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information.

None

ITEM 6.	Exhibits

The exhibits listed in the Exhibit Index immediately preceding the signature page hereto are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31	Certification of Chief Executive Officer and person performing the duties of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and person performing the duties of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIVI HOLDINGS, INC.
Dated: December 3, 2019	By: /s/ Gaston Pereira Name: Gaston Pereira Title: Chief Executive Officer and Principal Financial Officer

